Form 10-Q
period 2007-06-30
AIS FUTURES FUND IV LP
filed 2007-08-14
CIK 1023453

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              ------------------
                                   FORM 10-Q
                              ------------------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Fiscal Quarter Ended June 30, 2007

                                      or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from              to
                                       -----------

                       Commission file number: 000-52599

                              ------------------
                           AIS FUTURES FUND IV L.P.
            (Exact name of registrant as specified in its charter)
                              ------------------

               Delaware                                     13-3909977
      (State or other jurisdiction                       (I.R.S. Employer
    of incorporation or organization)                   Identification Number)

                        c/o AIS FUTURES MANAGEMENT LLC
                         187 Danbury Road, PO Box 806
                           Wilton, Connecticut 06897
                   (Address of Principal Executive Offices)

                                (203) 563-1180
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Limited Partnership Interests

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                          Yes |X|   No  |_|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
                Large accelerated filer  |_|    Accelerated filer  |_|
                Non-accelerated filer    |X|

Indicate by check mark whether the Registrant is a shell company (as defined
in Rule 12b-2 of the Securities Exchange Act of 1934).      Yes  |_| No  |X|

                        PART I - FINANCIAL INFORMATION
                        ------------------------------


Item 1:  Financial Statements
         --------------------

                           AIS FUTURES FUND IV L.P.
                       STATEMENTS OF FINANCIAL CONDITION
           June 30, 2007 (Unaudited) and December 31, 2006 (Audited)

                                ---------------

                                                                                    June 30,                 December 31,
                                                                                      2007                       2006
                                                                                      ----                       ----
                                                                                   (unaudited)                 (audited)

ASSETS
     Equity in broker trading account
        Cash                                                                   $         4,829,784        $      3,341,803
        United States government securities                                             57,816,860              50,875,254
        Unrealized loss on open contracts                                              (2,634,080)             (1,978,076)
        Interest receivable                                                                 16,782                   2,712
                                                                              ---------------------      ------------------
               Deposits with broker                                                     60,029,346              52,241,693
     Cash                                                                                  621,030                 546,030
                                                                              ---------------------      ------------------
               Total assets                                                    $        60,650,376        $     52,787,723
                                                                              =====================      ==================

LIABILITIES
     Accounts payable                                                          $            40,111        $         51,208
     Commissions and other trading fees
        on open contracts                                                                   19,286                  19,112
     Management Fee payable                                                                 86,543                  72,095
     Accrued General Partner Profit Share allocation                                       479,183                       0
     General Partner Profit Share allocation payable                                             0                  83,935
     Selling Agent administrative and service fee payable                                  156,824                 140,573
     Subscriptions received in advance                                                     621,000                 546,000
     Redemptions payable                                                                 1,679,956                 130,526
               Total liabilities                                                         3,082,903               1,043,449
                                                                              ---------------------      ------------------

PARTNERS' CAPITAL (Net Asset Value)
     General Partner - Series B                                                            198,119                 179,169
     Limited Partners - Series A                                                        57,369,354              51,565,105
                                                                              ---------------------      ------------------

               Total partners' capital (Net Asset Value)                                57,567,473              51,744,274
                                                                              ---------------------      ------------------
                                                                               $        60,650,376        $     52,787,723
                                                                              =====================      ==================

                            See accompanying notes.

                           AIS FUTURES FUND IV L.P.
                       CONDENSED SCHEDULE OF INVESTMENTS
                           June 30, 2007 (Unaudited)
                                ---------------

UNITED STATES GOVERNMENT SECURITIES
-----------------------------------

                                                                                                              % of Net
      Face Value      Maturity Date          Description                            Fair Value               Asset Value
      ----------      -------------          -----------                            ----------               -----------

   $  6,000,000         07/05/07         U.S. Treasury Bills                       $  5,995,071                  10.41%

      2,000,000         07/12/07         U.S. Treasury Bills                          1,996,398                   3.47%

      6,000,000         08/02/07         U.S. Treasury Bills                          5,971,776                  10.37%

      5,000,000         08/09/07         U.S. Treasury Bills                          4,971,669                   8.64%

      1,500,000         08/16/07         U.S. Treasury Bills                          1,490,063                   2.59%

      4,000,000         08/23/07         U.S. Treasury Bills                          3,969,540                   6.89%

      8,000,000         10/04/07         U.S. Treasury Bills                          7,894,981                  13.71%

      2,000,000         10/11/07         U.S. Treasury Bills                          1,971,793                   3.43%

      6,000,000         11/01/07         U.S. Treasury Bills                          5,899,721                  10.25%

      7,000,000         11/08/07         U.S. Treasury Bills                          6,877,315                  11.95%

      2,000,000         11/15/07         U.S. Treasury Bills                          1,963,326                   3.41%

      7,000,000         11/29/07         U.S. Treasury Bills                          6,858,760                  11.91%

      2,000,000         12/13/07         U.S. Treasury Bills                          1,956,447                   3.40%
                                                                                -------------------        ----------------

                        Total United States government securities*

                           (cost, plus accrued interest, - $57,816,860)            $ 57,816,860                 100.43%
                                                                                ===================        ================




LONG FUTURES CONTRACTS
----------------------

                                                                                                              % of Net
                 Description                                                        Fair Value               Asset Value
                 -----------                                                        ----------               -----------
                 Agricultural                                                       $ (1,705,730)                -2.96%

                 Currencies                                                             (542,512)                -0.94%

                 Energy                                                                  319,000                  0.55%

                 Metals                                                                 (998,838)                -1.74%
                                                                                -------------------        ----------------


                 Total long futures contracts                                         (2,928,080)                -5.09%
                                                                                -------------------        ----------------
SHORT FUTURES CONTRACTS
-----------------------
    Number of
    ---------
     Contracts         Description
     ---------         -----------


       375             Interest Rates
                        (30 Year U.S. Treasury Bond, expires 09/2007)                    294,000                  0.51%
                                                                                -------------------        ----------------

                            Total futures contracts                                 $ (2,634,080)                -4.58%
                                                                                ===================        ================
* Pledged as collateral for the trading of futures and options on futures contracts.

                            See accompanying notes.

                           AIS FUTURES FUND IV L.P.
                       CONDENSED SCHEDULE OF INVESTMENTS
                          December 31, 2006 (Audited)
                                ---------------

UNITED STATES GOVERNMENT SECURITIES
-----------------------------------

                                                                                                             % of Net
   Face Value        Maturity Date       Description                                Fair Value              Asset Value
   ----------        -------------       -----------                                ----------              -----------

   $  9,000,000         01/04/07         U.S. Treasury Bills                       $  8,992,318                  17.38%

      2,000,000         01/11/07         U.S. Treasury Bills                          1,996,279                   3.86%

        500,000         01/18/07         U.S. Treasury Bills                            498,584                   0.96%

      6,000,000         02/01/07         U.S. Treasury Bills                          5,971,749                  11.54%

      8,000,000         04/05/07         U.S. Treasury Bills                          7,893,629                  15.26%

     11,000,000         05/03/07         U.S. Treasury Bills                         10,811,138                  20.89%

      9,000,000         05/10/07         U.S. Treasury Bills                          8,836,491                  17.08%

      6,000,000         05/31/07         U.S. Treasury Bills                          5,875,066                  11.35%
                                                                                -------------------        ----------------

                  Total United States government securities *
                        (cost, plus accrued interest, - $50,875,254)               $ 50,875,254                  98.32%
                                                                                ===================        ================


LONG FUTURES CONTRACTS

                                                                                                                 % of Net
                 Description                                                          Fair Value                Asset Value
                 -----------                                                          ----------                -----------

                 Agricultural                                                        $  10,090                    0.02%

                 Currencies                                                           (953,587)                  -1.84%

                 Energy                                                               (732,312)                  -1.42%

                 Stock Index                                                            43,050                    0.08%

                 Metals                                                             (1,423,598)                  -2.75%
                                                                                -------------------        ----------------

                 Total long futures contracts                                       (3,056,357)                  -5.91%
                                                                                -------------------        ----------------
SHORT FUTURES CONTRACTS
-----------------------

         Number of
         ---------
         Contracts    Description
         ---------    -----------


            335       Interest Rates
                        (30 Year U.S. Treasury Bond, expires 03/2007)                1,078,281                    2.08%
                                                                                -------------------        ----------------

                      Total futures contracts                                     $ (1,978,076)                  -3.83%
                                                                                ===================        ================

* Pledged as collateral for the trading of futures and options on futures contracts.

                            See accompanying notes.

                           AIS FUTURES FUND IV L.P.
                           STATEMENTS OF OPERATIONS
 For the Three Months and Six Months Ended June 30, 2007 and 2006 (Unaudited)
                                ---------------

                                                            Three Months Ended                         Six Months Ended

                                                                 June 30,                                  June 30,
                                                         2007                 2006                2007                2006
                                                         ----                 ----                ----                ----
                                                     (unaudited)           (unaudited)          (unaudited)          (unaudited)

TRADING GAINS (LOSSES)
   Trading gains (losses)

     Realized                                      $       4,392,591     $     4,461,358      $   5,093,191      $      5,737,969
     Change in unrealized                                 (4,418,563)         (3,046,224)          (656,004)           (2,245,007)
     Brokerage commissions                                  ( 46,918)            (28,042)           (90,376)              (57,958)
                                                   --------------------  ------------------   --------------     ----------------

       Total trading gains (losses)                          (72,890)          1,387,092          4,346,811             3,435,004
                                                   --------------------  ------------------   --------------     ----------------

NET INVESTMENT INCOME
   Income
     Interest income                                         737,527             495,341          1,418,974               875,286
                                                   --------------------  ------------------   --------------     ----------------


   Expenses
     Selling Agent Administrative and Service Fee            401,031             319,920            796,126               561,430
     Management Fees                                         250,428             169,801            492,723               284,628
     Operating expenses                                       25,250              12,000             50,200                21,450
                                                   --------------------  ------------------   --------------     ----------------

       Total expenses                                        676,709             501,721          1,339,049               867,508
                                                   --------------------  ------------------   --------------     ----------------

       Net investment income (loss)                           60,818              (6,380)            79,925                 7,778
                                                   --------------------  ------------------   --------------     ----------------

       NET INCOME (LOSS)                                     (12,072)          1,380,712          4,426,736             3,442,782
                                                   --------------------  ------------------   --------------     ----------------

       Less: General Partner Profit Share
             allocation                                        (258)             403,600            496,402               724,981
                                                   --------------------  ------------------   --------------     ----------------

       Net income (loss) for pro rata

         allocation to all partners                 $        (11,814)     $      977,112      $   3,930,334      $      2,717,801
                                                   ====================  ==================   ==============     ================


                            See accompanying notes.

                           AIS FUTURES FUND IV L.P.
         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
          For the Six Months Ended June 30, 2007 and 2006 (Unaudited)

                                ---------------

                                                                                Partners' Capital
                                                   ----------------------------------------------------------------------------
                                                        Series B                           Series A

                                                        General                            Limited

                                                        Partner                            Partners                   Total
                                                        -------                            --------                   -----

Balances at December 31, 2006                      $      179,169             $               51,565,105       $    51,744,274

Net income for the six months
      ended June 30, 2007
       General Partner Profit Share allocation             17,219                                      0                17,219
       Pro rata allocation to all partners                 18,950                              3,911,384             3,930,334

Subscriptions                                                   0                              6,124,107             6,124,107

Redemptions                                               (17,219)                            (4,231,242)           (4,248,461)
                                                   ---------------            ---------------------------      ----------------

Balances at June 30, 2007                          $      198,119             $               57,369,354       $    57,567,473
                                                   ===============            ===========================      ================

Balances at December 31, 2005,
     as previously reported                        $      170,968             $               28,194,561       $    28,365,529

Restatement for redemptions (Note 1)
     December 31, 2005                                          0                               (481,198)             (481,198)
                                                   ---------------            ---------------------------      ----------------

Balance at December 31, 2005
     as restated                                          170,968                             27,713,363            27,884,331

Net income for the six months
      ended June 30, 2006
       General Partner Profit Share allocation             18,840                                      0                18,840
       Pro rata allocation to all partners                 24,719                              2,693,082             2,717,801

Subscriptions                                                   0                             15,184,614            15,184,614

Redemptions                                               (18,840)                            (1,137,725)           (1,156,565)
                                                   ---------------            ---------------------------      ----------------

Balances at June 30, 2006                          $      195,687             $               44,453,334       $    44,649,021
                                                   ===============            ===========================      ================


                            See accompanying notes.

                           AIS FUTURES FUND IV L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                ---------------



Note 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           -----------------------------------------------------------

           A.     General Description of the Partnership

                  AIS Futures Fund IV L.P. (the Partnership) is a Delaware limited partnership, which operates as a commodity investment pool. The Partnership engages in the speculative trading of futures contracts and options on futures contracts. The Partnership is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges and Futures Commission Merchants (brokers) through which the Partnership trades.

                  The limited partnership agreement provides, among other things, that the Partnership shall dissolve no later than December 31, 2026.

           B.     Method of Reporting

                  The Partnership's financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require the use of certain estimates made by the Partnership's management. Actual results could differ from those estimates.

           C.     Futures and Options on Futures Contracts

                  Futures and options on futures are recorded on trade date and reflected at fair value, based on quoted market prices. Gains or losses are realized when contracts are liquidated. Net unrealized gains or losses on open contracts (the difference between contract trade price and quoted market price) are reflected in the statement of financial condition. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Brokerage commissions include other trading fees and are charged to expense when contracts are opened.

           D.     Securities

                  United States government securities are stated at cost plus accrued interest, which approximates fair value.

           E.     Income Taxes

                  The Partnership prepares calendar year U.S. and applicable state information tax returns and reports to the partners their allocable shares of the Partnership's income, expenses and trading gains or losses. No provision for income taxes has been made in these financial statements as each partner is individually responsible for reporting income or loss based on its respective share of the Partnership's income and expenses as reporting for income tax purposes.

                           AIS FUTURES FUND IV L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                ---------------



Note 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (CONTINUED)
           ------------------------------------------------------------

           F.     Capital Accounts

                  The Partnership offers two Series of Units. The Series A Units are available to all qualified investors, subject to applicable conditions and restrictions. The Series B Units are available for sale to the General Partner and its principals. The Partnership does not report net asset value per unit, as each investors net asset value per unit may vary due to timing of subscriptions and redemptions and applicability of the General Profit Share allocation based on each Limited Partner's capital account balances rather than the Partnership as a whole. Furthermore, the Partnership does not report units outstanding as the Partnership accounts for subscriptions, allocations and redemptions on a per partner capital account basis. Income or loss, prior to the General Partner Profit Share allocation, is allocated pro rata to the capital accounts of all partners. The General Partner Profit Share allocation applicable to each Limited Partner is allocated to the General Partner's capital account from the Limited Partner's capital account at the end of each calendar year or upon redemption by a Limited Partner. For interim accounting periods, the General Partner Profit Share allocation is accrued, based on defined New Trading Profit to date, and is reflected as a liability of the Partnership in the statement of financial condition.

           G.     Redemptions

                  Limited Partners may require the Partnership to redeem some or all of their capital upon ten days prior written notice. Partner redemptions are recorded on their effective date, which is generally the last day of the month.

           H.     Statement of Cash Flows

                  The Partnership has elected not to provide statements of cash flows as permitted by Statement of Financial Accounting Standards No. 102, "Statements of Cash Flows - Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale."

           I.     Recently Issued Accounting Pronouncements

                  In July 2006, the Financial Accounting Standards Board
                  (FASB) issued Interpretation No. 48 (FIN 48) entitled "Accounting For Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." FIN 48 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. Adoption of FIN 48 was required for the fiscal year beginning January 1, 2007. The adoption of FIN 48 did not have a material effect on the Partnership's financial statements.

                  In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (FAS
                  157). FAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. While FAS 157 does not require any new fair value measurements, for some entities, the application of FAS 157 may change current practice.

                           AIS FUTURES FUND IV L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                ---------------



Note 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (CONTINUED)
           ------------------------------------------------------------

                  FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The implementation of FAS 157 is not expected to have a material impact on the Partnership's financial statements.

           J.     Fair Value

                  All of the Partnership's assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

           K.     Change in Accounting Principle and Prior Period Restatement

                  Pursuant to the provisions of Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (FAS 150), redemptions approved by the General Partner prior to year-end with a fixed effective date and fixed amount should be recorded as redemptions payable as of year-end. FAS 150 became effective for the Partnership during the year-ended December 31, 2005. The December 31, 2005 financial statements have been restated to reflect redemptions payable of $481,198, which was previously reported as partners' capital.

           L.     Interim Financial Statements

                  The financial statements included herein were prepared by management without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America may be omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary that were of normal and recurring nature and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three and six months ended June 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year or for any other period.

                  These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Form 10 previously filed with the Securities and Exchange Commission.

Note 2.    GENERAL PARTNER
           ----------------

           The General Partner and commodity trading advisor of the Partnership is AIS Futures Management LLC, which conducts and manages the business and trading activities of the Partnership.

           The Second Amended and Restated Limited Partnership Agreement (the "Limited Partnership Agreement") provides for the General Partner to receive a monthly Management Fee equal to 1/12 of 2% (2% annually) of each Series A Limited Partner's month-end Net Assets, as defined. The General Partner also receives a Profit Share allocation equal to 20% of any New Trading Profit, as defined, attributable to each Series A Limited Partner's Interest achieved as of each calendar year-end or upon redemption.

                           AIS FUTURES FUND IV L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                ---------------


Note 2.    GENERAL PARTNER (CONTINUED)
           ---------------------------

           During the three months and six months ended June 30, 2007 and 2006, certain Series A Limited Partners were charged Management Fees at a rate lower than described above, to offset the effect of the additional 1.5% per annum Selling Agent Service Fee described in
           Note 3. Accordingly, for the three months and six months ended
           June 30, 2007 and 2006, Management Fees were reduced by approximately $40,500, $48,300, $84,000 and $92,800, respectively.

Note 3.    SELLING AGENT ADMINISTRATIVE AND SERVICE FEES
           ---------------------------------------------

           Certain Series A Limited Partners that were solicited by Selling Agents are charged an Administrative and Service Fee (the "Service Fee" equal to 1/12 of 2.5% (2.5% annually) of each Series A Limited Partner's month-end Net Assets, as defined, sold by them which remain outstanding as of each month-end. The Selling Agents may pass on a portion of the Service Fee to their investment executives. In the event the Service Fee is no longer payable to a Selling Agent, the relevant Limited Partner who was solicited by such Selling Agent will no longer be charged the Service Fee. For the three and six months ended June 30, 2007 and 2006, certain Limited Partners were not subject to the Service Fee.

           For investment executives associated with the sale of Limited Partner Interests in excess of $500,000, the investment executive's firm will receive an additional 1.5% per annum Service Fee with respect to such Limited Partner Interests in excess of $500,000, for the first twelve months following the sale of such Limited Partner Interests. The additional Service Fee is paid by the Partnership, however, the General Partner reduces their Management Fee, as disclosed in Note 2, related to the Limited Partner's Interest. Accordingly, this additional Service Fee does not affect the total fees charged to the Limited Partner.

Note 4.    DEPOSITS WITH BROKER
           --------------------

           The Partnership deposits funds with its clearing broker subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of U.S. Treasury bills and cash with such broker. Accordingly, assets used to meet margin and other broker or regulatory requirements are partially restricted. The Partnership earns interest income on its assets deposited with the broker.

Note 5.    SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS
           --------------------------------------------

           Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. A selling commission of up to 2% of the subscription amount may be deducted from the subscription proceeds and paid to the applicable Selling Agent, if any. For the three and six months ended June 30, 2007 and 2006, $0, $350, $0 and $700, respectively, in selling commissions were charged to Limited Partners. Limited Partner additions, as presented in the statement of changes in partners' capital (net asset value), are net of such selling commissions.

           The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive partial or full redemptions of their capital account as of the close of business on the last business day of any month, subject to restrictions in the Limited Partnership Agreement.

                           AIS FUTURES FUND IV L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                ---------------



Note 6.    TRADING ACTIVITIES AND RELATED RISKS
           ------------------------------------

           The Partnership engages in the speculative trading of U.S. futures contracts and for a brief period of time in 2006 traded options on U.S. futures contracts. The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

           Purchase and sale of futures and options on futures contracts requires margin deposits with the broker. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker's proprietary activities. A customer's cash and other property (for example, U.S. Treasury bills) deposited with a broker are considered commingled with all other customer funds subject to the broker's segregation requirements. In the event of a broker's insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited.

           For futures and options on futures contracts, risks arise from changes in the market value of the contracts. Theoretically, the Partnership is exposed to a market risk equal to the notional contract value of futures contracts purchased and unlimited liability on such contracts sold short. As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability; for purchased options, the risk of loss is limited to the premiums paid.

           In addition to market risk, in entering commodity interest contracts, there is a credit risk that a counterparty will not be able to meet its obligations to the Partnership. The counterparty for futures and options on futures contracts traded in the United States and on most non-U.S. futures exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce the credit risk.

           The Partnership maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. The Partnership has not experienced any losses in such accounts. The General Partner believes the Partnership is not exposed to any significant credit risk on cash.

           The General Partner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The Limited Partners bear the risk of loss only to the extent of their respective investments and, in certain specific circumstances, distributions and redemptions received.

Note 7.    INDEMNIFICATIONS
           ----------------

           In the normal course of business, the Partnership enters into contracts and agreements that contain a variety of representations and warranties and which provide general indemnifications. The Partnership's maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Partnership that have not yet occurred. The Partnership expects the risk of any future obligation under these indemnifications to be remote.

                           AIS FUTURES FUND IV L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                ---------------



Note 8.    FINANCIAL HIGHLIGHTS

           The following information presents the financial highlights of the Partnership for the three months and six months ended June 30, 2007 and 2006. This information has been derived from information presented in the financial statements.

                                                                        Three months ended           Six months ended
                                                                             June 30,                    June 30,
                                                                       2007          2006          2007           2006
                                                                    (Unaudited)   (Unaudited)   (Unaudited)    (Unaudited)
                                                                   --------------  -----------  -------------   -----------
           Total return for Series A Limited Partners
             taken as a whole
                Total return before Profit Share allocation (3)          (0.05) %       5.37 %         8.12 %       11.91 %
                Profit Share allocation (3)                               0.00 %       (1.10) %       (0.91) %      (2.09) %
                                                                   --------------  -----------  -------------   -----------
                    Total return after Profit Share allocation           (0.05) %       4.27 %         7.21 %        9.82 %
                                                                   ==============  ===========  =============   ===========
           Supplemental Data for Series A Limited Partners
           Ratios to average net asset value:
                Expenses, excluding Profit Share allocation (2)           4.67 %        4.67 %         4.73 %        4.68 %
                Profit Share allocation (3)                               0.00 %        0.94 %         0.88 %        1.96 %
                                                                      ---------     ---------      ---------     ---------
                    Total expenses                                        4.67 %        5.61 %         5.61 %        6.64 %
                                                                   ==============  ===========  =============   ===========
                Net investment income (loss) (1) , (2)                    0.40 %       (0.08) %        0.27 %        0.02 %
                                                                   ==============  ===========  =============   ===========

           The total returns and ratios are presented for Series A Limited Partners taken as a whole based on the Partnership's standard Management Fee, Service Fee and Profit Share allocation arrangements. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of their capital additions and redemptions and given potentially different fee arrangements for a Series A Limited Partner.

           The total returns and ratios exclude the effects of any 2% upfront selling commissions charged by Selling Agents.

           ---------------------
           (1) The net investment income (loss) is comprised of interest income less total expenses, excluding the General Partner Profit Share allocation.
           (2)  Annualized.
           (3)  Not annualized.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
         ----------------------------------------------------------------

Reference is made to "Item 1: Financial Statements." The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Operational Overview

Due to the nature of the Partnership's business, its results of operations depend on the occurrence of major price moves in at least some of the markets traded and the General Partner's ability to recognize and capitalize on such trends and other profit opportunities. The General Partner's trading methods are confidential, so that the only information that can be furnished regarding the Partnership's results of operations is its performance record. The Partnership engages in speculative trading of futures contracts and the Partnership may enter into long, short or neutral positions in the markets in which it trades. Because the Partnership's trading strategies depend heavily on global price trends (both positive and negative), and these price trends may be affected by global economic conditions and may at times be seasonal, the Partnership will be affected by such conditions and trends. The past performance of the Partnership is not necessarily indicative of future results. The General Partner believes, however, that there are certain market conditions -- for example, markets with strong price trends -- in which the Partnership has a better opportunity of being profitable than in others.

Liquidty and Capital Resources

The Partnership raises additional capital only through the sale of units of limited partnership interests and capital is increased through trading profits (if any) and interest income. The Partnership does not engage in borrowing. The Partnership may offer limited partnership interests for sale as of the close of business at the end of each month.

The Partnership trades futures contacts, long and short in each of the following six asset classes: equities, fixed income, currencies, metals, agricultural products, energy products. Due to the nature of the Partnership's business, substantially all its assets are represented by cash and United States government obligations, while the Partnership maintains its market exposure through open futures contract positions

The Partnership's assets are generally held as cash, cash equivalents or U.S. Government obligations which are used to margin the Partnership's futures positions and are withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to daily price fluctuation limits, which are inherent in the Partnership's futures trading, the Partnership's assets are highly liquid and are expected to remain so.

There have been no material changes with respect to the Partnership's critical accounting policies, off-balance sheet arrangements or contractual obligations reported on the Partnership's Registration Statement on Form 10 filed with the Securities and Exchange Commission on April 30, 2007.

Results of Operations

During its operations for the three and six months ending June 30, 2007, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

Due to the nature of the Partnership's trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.


Month Ending:              Total Partners' Capital
------------               -----------------------
June 30, 2007              $        57,567,473
March 31, 2007                      58,130,411
December 31, 2006                   51,744,274

Three Months Ended June 30, 2007

The decrease in the Partnership's net assets of $562,938 was attributable to redemptions of $3,066,768 and a net loss of $11,814, which was partially offset by subscriptions of $2,502,480 and a general partner profit share allocation of $13,164.

The Partnership incurs expenses for legal, audit and accounting services and pays management fees and selling agent administrative and service fees. Total expenses for the three months ended June 30, 2007 increased $174,988 relative to the corresponding period in 2006. The increase was due mainly to increased sales of units of limited partnership interest and an increase in the Partnership's average net assets during the three months ended June 30, 2007, relative to the corresponding period in 2006 as well as an increase in legal, audit and accounting costs, in part due to the Partnership's required registration under the Securities and Exchange Act of 1934.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership's commodity broker. Interest income for the three months ended June 30, 2007 increased $242,186 relative to the corresponding period in 2006. This increase was due to an increase in Partnership average net assets and thus the amount invested in U.S. Treasury instruments as well as an increase in short-term Treasury yields.

During the three months ended June 30, 2007, the Partnership experienced net realized and unrealized losses of $72,890 from its trading operations. Selling agent administrative and service fees of $401,031, management fees of $250,428 and operating expenses of $25,250 were incurred. Interest income of $737,527 and a reversal of accrued General Partner profit share allocation of $258 partially offset the Partnership's expenses and trading losses resulting in a net loss for pro rata allocation to all partners of $11,814.

Six Months Ended June 30, 2007

The increase in the Partnership's net assets of $5,823,199 was attributable to subscriptions of $6,124,107, which were partially offset by redemptions of $4,248,461, net income for pro rata allocation to all partners of $3,930,334 and a general partner profit share allocation of $17,219.

The Partnership incurs expenses for legal, audit and accounting services and pays management fees and selling agent administrative and service fees. Total expenses for the six months ended June 30, 2007 increased $471,541 relative to the corresponding period in 2006. The increase was due mainly to increased sales of units of limited partnership interest and an increase in the Partnership's average net assets and thus the amount invested in U.S. Treasury instruments during the six months ended June 30, 2007, relative to the corresponding period in 2006 as well as an increase in legal, audit and accounting costs, in part due to the Partnership's required registration under the Securities and Exchange Act of 1934.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership's commodity broker. Interest income for the six months ended
June 30, 2007 increased $543,688 relative to the corresponding period in 2006. This increase was due to an increase in Partnership avearage net assets as well as an increase in short-term Treasury yields.

During the six months ended June 30, 2007, the Partnership experienced net realized and unrealized gains of $4,346,811 from its trading operations. Selling Agent Administrative and Service Fees of $796,126, Management Fees of $492,723, operating expenses of $50,200 and accrued General Partner profit share allocation of $496,402 were incurred. Interest income of $1,418,974 offset the Partnership's expenses resulting in a net gain for pro rata allocation to all partners of $3,930,334.

Three Months Ended June 30, 2007

For the three-month period ended June 30, 2007, the Partnership's Limited Partners (Series A), taken as a whole, had negative returns, net of all fees, expenses and General Partner Profit Share allocation (if any), of (0.05)%.

During the first quarter of 2007 the most significant contributor to profits was the long position in the energy sector, followed by long positions in the metals. A minimal gain was contributed by the long positions in the grain markets. Minimal losses occurred in the short positions in the S&P 500 and bond futures and in the long position in the Yen.

Three Months Ended March 31, 2007

For the three-month period ended March 31, 2007, the Partnership's Limited Partners (Series A), taken as a whole, had positive returns, net of all fees, expenses and General Partner Profit Share allocation (if any) of 7.26%.

The primary contributor to second quarter gains was the long position in the grain sector, followed by the long position in the energy sector and the short position in bond futures. Losses occurred in the long position in the Yen, the short position in the S&P 500, and the long positions in the metals sector.

Month Ending:              Total Partners' Capital
-------------              -----------------------

June 30, 2006              $        44,649,021
December 31, 2005                   27,884,331

Six Months Ended June 30, 2006

The increase in total Partners' Capital of $16,764,690 was attributable to subscriptions of $15,184,614, which were partially offset by redemptions of $1,156,565, net income for pro rata allocation to all partners of $2,717,801 and a General Partner Profit Share allocation of $18,840.

The Partnership incurs expenses for legal, audit and accounting services and pays Management Fees and Selling Agent Administrative and Service Fees. Total expenses for the six months ended June 30, 2006 were $867,508.

During the six months ended June 30, 2006, the Partnership experienced net realized and unrealized gains of $3,435,004 from its trading operations. Selling Agent Administrative and Service Fees of $561,430, Management Fees of $284,628, operating expenses of $21,450 and accrued General Partner Profit Share allocation of $724,981 were incurred. Interest income of $875,286 offset the Partnership's expenses resulting in a net gain for pro rata allocation to all partners of $2,717,801.

For the six-month period ended June 30, 2006, the Partnership's Limited Partners (Series A), taken as a whole, had returns, net of all fees, expenses and General Partner Profit Share allocation (if any), of 9.82%.

During the first half of 2006 the primary contributor to gains was the long positions in the metals sector. In addition, the short position in bonds was profitable and a small profit contribution came from the long energy positions. The long position in the S&P 500 was unprofitable, especially in the second quarter. Minimal losses were incurred in the long Yen and grain positions.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

Not Applicable.

Item 4:  Controls and Procedures
         -----------------------

The General Partner, with the participation of the General Partner's principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the fiscal quarter covered by this Quarterly Report, and, based on their evaluation, has concluded that these disclosure controls and procedures are effective. There were no significant changes in the General Partner's internal controls with respect to the Partnership or in other factors applicable to the Partnership that could significantly affect these controls subsequent to the date of the evaluation.

Item 4T:  Controls and Procedures
          -----------------------

Not Applicable

PART II - OTHER INFORMATION
          -----------------

Item 1:  Legal Proceedings
         -----------------

None.

Item 1A:  Risk Factors
          ------------

There are no material changes to the risk factors previously disclosed in Partnership's Registration Statement on Form 10 filed with the Securities and Exchange Commission on April 30, 2007.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

(a) On April 30, May 31, and June 30, 2007, the Partnership sold limited partnership interests ("Interests") to new and/or existing limited partners in transactions that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). The aggregate consideration for Interests sold on April 30, May 31, and June 30 by the Partnership was $773,238, $1,356,690 and $646,000, respectively. The Interests were issued in reliance on an exemption from registration under the Securities Act set forth in Section 4(2) of the Securities Act and Rule 506 thereunder, as transactions not constituting a public offering of securities because the Interests were offered and issued privately, without general solicitation or advertising, only to "accredited investors" as defined in Rule 501(a) with whom the Partnership, the General Partner or a Selling Agent acting on behalf of the General Partner has a pre-existing substantive relationship and with respect to whom it has been determined that the Units are a suitable investment. In connection with the sales of the Interests described above, upfront compensation to selling agents was $500 and the aggregate proceeds received by the partnership was $2,775,428.

(b)   Not applicable.

(c) Pursuant to the Partnership's Limited Partnership Agreement, Limited Partners withdraw all or part of their capital contributions and undistributed profits, if any, at the end of each calendar month. The withdrawal by a Limited Partner has no impact on the value of the Interests of the remaining Limited Partners. The following table summarizes the withdrawals by Limited Partners during the second calendar quarter of 2007:

                     Month                        Withdrawal Amounts
                     -----                        ------------------

         April 30, 2007                                $666,626
         May 31, 2007                                  $707,022
         June 30, 2007                               $1,679,956

Item 3:  Defaults Upon Senior Securities
         -------------------------------

(a)   None.

(b)   None.

Item 4:  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

None

Item 5:  Other Information
         -----------------

(a)   None.

(b)   Not applicable.

Item 6: Exhibits
        ---------

The following exhibits are incorporated herein by reference from the exhibit of the same number and description filed with the Partnership's Registration Statement on Form 10 (File No. 000-52599) filed on April 30, 2007.

    Exhibit Number       Description of Document
    --------------       -----------------------

          3.1            Certificate of Formation of AIS Futures Fund IV L.P.
          4.1 Second Amended and Restated Limited Partnership Agreement of AIS Futures Fund IV L.P.
         10.1 Customer Agreement between Calyon Financial Inc. and AIS Futures Fund IV L.P.

The following exhibits are included herewith.

    Exhibit Number       Description of Document
    --------------       -----------------------

         31.01           Rule 13(a)-14(a)/15(d)-14(a) Certification
         32.01           Section 1350 Certification

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2007

AIS FUTURES FUND IV L.P.

By:  AIS FUTURES MANAGEMENT LLC
General Partner



By: /s/ John Hummel
  -----------------------------------------------
Name:  John Hummel
Title: President (principal executive and principal
          financial officer)

     CERTIFICATION OF PRINCIPAL EXECUTIVE AND PRINCIPAL FINANCIAL OFFICER


I, John Hummel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of AIS Futures Fund IV L.P. (the "Partnership");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this annual report;

4. The Partnership's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Partnership and have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

5. the Partnership's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Partnership's auditors and the audit committee of the Partnership's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Partnership's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal control over financial reporting.

By:  /s/ John Hummel


----------------------------------
John Hummel
President (principal executive and
         principal financial officer)
AIS Futures Management LLC
General Partner of the Partnership
August 14, 2007

                                 CERTIFICATION

                                  PURSUANT TO

       SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE


I, John Hummel, the President and principal executive and principal financial officer of AIS Futures Management LLC, the General Partner of AIS Futures Fund IV LP (the "Partnership"), certify that (i) the Quarterly Report of the Partnership on Form 10-Q for the period ending June 30, 2007 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


Date:  August 14, 2007
       ---------------
                                  /s/ John Hummel
                                  ---------------
                                  John Hummel
                                  President