Form 10-Q
period 2007-09-30
AIS FUTURES FUND IV LP
filed 2007-11-13
CIK 1023453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended September 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ______

Commission file number:  000-52599

AIS FUTURES FUND IV L.P.
(Exact name of registrant as specified in its charter)

Delaware	13-3909977
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

c/o AIS FUTURES MANAGEMENT LLC 187 Danbury Road, PO Box 806 Wilton, Connecticut 06897
(Address of Principal Executive Offices)

(203) 563-1180
(Registrant’s telephone number, including area code)

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

Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

AIS FUTURES FUND IV L.P.
STATEMENTS OF FINANCIAL CONDITION
September 30, 2007 (Unaudited) and December 31, 2006 (Audited)
_______________

	September 30,	December 31,
	2007	2006
ASSETS
Equity in broker trading account
Cash (deficit)	$(1,567,554)	$3,341,803
United States government securities	63,341,456	50,875,254
Unrealized gain (loss) on open contracts	7,635,492	(1,978,076)
Interest receivable	21,151	2,712

Deposits with broker	69,430,545	52,241,693

Cash	439,030	546,030

Total assets	$69,869,575	$52,787,723

LIABILITIES
Accounts payable	$34,226	$51,208
Commissions and other trading fees
on open contracts	19,045	19,112
Management Fee payable	107,821	72,095
Accrued General Partner Profit Share allocation	2,847,136	0
General Partner Profit Share allocation payable	30,541	83,935
Selling Agent administrative and service fee payable	173,496	140,573
Subscriptions received in advance	439,000	546,000
Redemptions payable	369,379	130,526

Total liabilities	4,020,644	1,043,449

PARTNERS’ CAPITAL (Net Asset Value)
General Partner - Series B	248,732	179,169
Limited Partners - Series A	65,600,199	51,565,105

Total partners’ capital (Net Asset Value)	65,848,931	51,744,274

	$69,869,575	$52,787,723

See accompanying notes.

AIS FUTURES FUND IV L.P.
CONDENSED SCHEDULE OF INVESTMENTS
September 30, 2007 (Unaudited)
_______________

UNITED STATES GOVERNMENT SECURITIES
Face Value	Maturity Date	Description	Fair Value	% of Net Asset Value

$ 8,000,000	10/04/07	U.S. Treasury Bills	$7,993,464	12.14%
2,000,000	10/11/07	U.S. Treasury Bills	1,996,452	3.03%
6,000,000	11/01/07	U.S. Treasury Bills	5,972,557	9.07%
7,000,000	11/08/07	U.S. Treasury Bills	6,961,661	10.57%
2,000,000	11/15/07	U.S. Treasury Bills	1,987,259	3.02%
7,000,000	11/29/07	U.S. Treasury Bills	6,942,418	10.54%
2,000,000	12/13/07	U.S. Treasury Bills	1,980,061	3.01%
6,000,000	01/03/08	U.S. Treasury Bills	5,921,771	8.99%
4,000,000	01/10/08	U.S. Treasury Bills	3,943,891	5.99%
1,500,000	01/31/08	U.S. Treasury Bills	1,475,140	2.24%
5,000,000	02/07/08	U.S. Treasury Bills	4,913,365	7.46%
1,500,000	02/14/08	U.S. Treasury Bills	1,474,624	2.24%
1,000,000	02/21/08	U.S. Treasury Bills	984,096	1.49%
6,000,000	03/06/08	U.S. Treasury Bills	5,889,678	8.95%
5,000,000	03/20/08	U.S. Treasury Bills	4,905,019	7.45%

		Total United States government securities *
		(cost, plus accrued interest, - $63,341,456)	$63,341,456	96.19%

LONG FUTURES CONTRACTS
	Description		Fair Value	% of Net Asset Value
	Agricultural		$3,104,100	4.71%
	Currencies		115,031	0.18%
	Energy		(232,471)	(0.35%)
	Metals		4,927,957	7.48%

	Total long futures contracts		7,914,617	12.02%

SHORT FUTURES CONTRACTS
Number of Contracts	Description

	Stock Index		(374,625)	(0.57%)

382	Interest Rates (30 Year U.S. Treasury Bond, expires 12/2007)		95,500	0.15%

	Total short futures contracts		(279,125)	(0.42%)

	Total futures contracts		$7,635,492	11.60%

* Pledged as collateral for the trading of futures and options on futures contracts.

See accompanying notes.

AIS FUTURES FUND IV L.P.
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2006 (Audited)
_______________

UNITED STATES GOVERNMENT SECURITIES
Face Value	Maturity Date	Description	Fair Value	% of Net Asset Value

$9,000,000	01/04/07	U.S. Treasury Bills	$8,992,318	17.38%
2,000,000	01/11/07	U.S. Treasury Bills	1,996,279	3.86%
500,000	01/18/07	U.S. Treasury Bills	498,584	0.96%
6,000,000	02/01/07	U.S. Treasury Bills	5,971,749	11.54%
8,000,000	04/05/07	U.S. Treasury Bills	7,893,629	15.26%
11,000,000	05/03/07	U.S. Treasury Bills	10,811,138	20.89%
9,000,000	05/10/07	U.S. Treasury Bills	8,836,491	17.08%
6,000,000	05/31/07	U.S. Treasury Bills	5,875,066	11.35%

		Total United States government securities *
		(cost, plus accrued interest, - $50,875,254)	$50,875,254	98.32%

LONG FUTURES CONTRACTS
	Description		Fair Value	% of Net Asset Value

	Agricultural		$10,090	0.02%
	Currencies		(953,587)	(1.84%)
	Energy		(732,312)	(1.42%)
	Stock Index		43,050	0.08%
	Metals		(1,423,598)	(2.75%)

	Total long futures contracts		(3,056,357)	(5.91%)

SHORT FUTURES CONTRACTS
Number of Contracts	Description

335	Interest Rates (30 Year U.S. Treasury Bond, expires 03/2007)		1,078,281	2.08%

	Total futures contracts		$(1,978,076)	(3.83%)

* Pledged as collateral for the trading of futures and options on futures contracts.

See accompanying notes.

AIS FUTURES FUND IV L.P.
STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2007 and 2006 (Unaudited)
_______________

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
TRADING GAINS (LOSSES)
Trading gains (losses)
Realized	$3,248,287	$(5,328,359)	$8,341,478	$409,610
Change in unrealized	10,269,572	(5,706,347)	9,613,568	(7,951,354)
Brokerage commissions	(20,600)	(21,579)	(110,976)	(79,537)
Total trading gains (losses)	13,497,259	(11,056,285)	17,844,070	(7,621,281)

NET INVESTMENT INCOME (LOSS)
Income
Interest income	730,370	612,006	2,149,344	1,487,292

Expenses
Selling Agent Administrative and Service Fee	402,673	359,952	1,198,799	921,382
Management Fees	285,784	180,718	778,507	465,346
Operating expenses	67,248	22,980	117,448	44,430

Total expenses	755,705	563,650	2,094,754	1,431,158

Net investment income (loss)	(25,335)	48,356	54,590	56,134

NET INCOME (LOSS)	13,471,924	(11,007,929)	17,898,660	(7,565,147)

Less: General Partner Profit Share allocation	2,433,086	(670,348)	2,929,488	54,633

Net income (loss) for pro rata
allocation to all partners	$11,038,838	$(10,337,581)	$14,969,172	$(7,619,780)

See accompanying notes.

AIS FUTURES FUND IV L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Nine Months Ended September 30, 2007 and 2006 (Unaudited)
_______________

	Partners’ Capital
	Series B	Series A
	General	Limited
	Partner	Partners	Total

Balances at December 31, 2006	$179,169	$51,565,105	$51,744,274

Net income for the nine months
ended September 30, 2007
General Partner Profit Share allocation	82,352	0	82,352
Pro rata allocation to all partners	69,563	14,899,609	14,969,172

Subscriptions	0	8,375,525	8,375,525
Redemptions	(82,352)	(9,240,040)	(9,322,392)
Balances at September 30, 2007	$248,732	$65,600,199	$65,848,931

Balances at December 31, 2005,
as previously reported	$170,968	$28,194,561	$28,365,529

Restatement for redemptions (Note 1)
December 31, 2005	0	(481,198)	(481,198)

Balances at December 31, 2005,
as restated	170,968	27,713,363	27,884,331

Net income (loss) for the nine months
ended September 30, 2006
General Partner Profit Share allocation	49,987	0	49,987
Pro rata allocation to all partners	(12,257)	(7,607,523)	(7,619,780)

Subscriptions	0	27,323,040	27,323,040

Redemptions	(49,987)	(2,666,856)	(2,716,843)
Balances at September 30, 2006	$158,711	$44,762,024	$44,920,735

See accompanying notes.

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS
_______________

Note 1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	General Description of the Partnership

AIS Futures Fund IV L.P. (the “Partnership”) is a Delaware limited partnership, which operates as a commodity investment pool.  The Partnership engages in the speculative trading of futures contracts and options on futures contracts.  The Partnership is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges and Futures Commission Merchants (brokers) through which the Partnership trades.

The limited partnership agreement provides, among other things, that the Partnership shall dissolve no later than December 31, 2026.

B.	Method of Reporting

The Partnership’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require the use of certain estimates made by the Partnership’s management.  Actual results could differ from those estimates.

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

The Partnership prepares calendar year U.S. and applicable state information tax returns and reports to the partners their allocable shares of the Partnership’s income, expenses and trading gains or losses.  No provision for income taxes has been made in these financial statements as each partner is individually responsible for reporting income or loss based on its respective share of the Partnership’s income and expenses as reporting for income tax purposes.

On January 1, 2007, the Partnership adopted the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (FIN 48).  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements.  FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

Note 1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.        Income Taxes (continued)

statements.  It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties.  Implementation of FIN 48 did not have a material impact on the Partnership’s financial statements.

F.	Capital Accounts

The Partnership offers two Series of Units.  The Series A Units are available to all qualified investors, subject to applicable conditions and restrictions.  The Series B Units are available for sale to the General Partner and its principals.  The Partnership does not report net asset value per unit, as each investors net asset value per unit may vary due to timing of subscriptions and redemptions and applicability of the General Profit Share allocation based on each Limited Partner’s capital account balances rather than the Partnership as a whole. The Partnership accounts for subscriptions, allocations and redemptions on a per partner capital account basis.  Income or loss, prior to the General Partner Profit Share allocation, is allocated pro rata to the capital accounts of all partners.  The General Partner Profit Share allocation applicable to each Limited Partner is allocated to the General Partner’s capital account from the Limited Partner’s capital account at the end of each calendar year or upon redemption by a Limited Partner.  For interim accounting periods, the General Partner Profit Share allocation is accrued, based on defined New Trading Profit to date, and is reflected as a liability of the Partnership in the statement of financial condition.

G.	Redemptions

Limited Partners may require the Partnership to redeem some or all of their capital upon ten days prior written notice.  Partner redemptions are recorded on their effective date, which is generally the last day of the month.

H.        Statement of Cash Flows

The Partnership has elected not to provide statements of cash flows as permitted by Statement of Financial Accounting Standards No. 102, “Statements of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.”

I.         Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157).  FAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements.  While FAS 157 does not require any new fair value measurements, for some entities, the application of FAS 157 may change current practice.  FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The implementation of FAS 157 is not expected to have a material impact on the Partnership’s financial statements.

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

Note 1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

J.	Fair Value

All of the Partnership’s assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

K.	Change in Accounting Principle and Prior Period Restatement

Pursuant to the provisions of Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (FAS 150), redemptions approved by the General Partner prior to year end with a fixed effective date and fixed amount should be recorded as redemptions payable as of year end.  FAS 150 became effective for the Partnership during the year ended December 31, 2005.  The December 31, 2005 financial statements have been restated to reflect redemptions payable of $481,198, which was previously reported as partners’ capital.

L.	Interim Financial Statements

The financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America may be omitted pursuant to such rules and regulations.  The financial statements reflect, in the opinion of management, all adjustments necessary that were of normal and recurring nature and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated.  The results of operations for the three and nine months ended September 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

The Second Amended and Restated Limited Partnership Agreement (the “Limited Partnership Agreement”) provides for the General Partner to receive a monthly Management Fee equal to 1/12 of 2% (2% annually) of each Series A Limited Partner’s month-end Net Assets, as defined.  The General Partner also receives a Profit Share allocation equal to 20% of any New Trading Profit, as defined, attributable to each Series A Limited Partner’s Interest achieved as of each calendar year-end or upon redemption.

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

Note 2.       GENERAL PARTNER (CONTINUED)

During the three months and nine months ended September 30, 2007 and 2006, certain Series A Limited Partners were charged Management Fees at a rate lower than described above, to offset the effect of the additional 1.5% per annum Selling Agent Service Fee described in Note 3.  Accordingly, for the three months and nine months ended September 30, 2007 and 2006, Management Fees were reduced by approximately $21,700, $59,900, $105,700 and $152,700, respectively.

Note 3.       SELLING AGENT ADMINISTRATIVE AND SERVICE FEES

Certain Series A Limited Partners that were solicited by  Selling Agents are charged an Administrative and Service Fee (the “Service Fee” equal to 1/12 of 2.5% (2.5% annually) of each Series A Limited Partner’s month-end Net Assets, as defined, sold by them which remain outstanding as of each month-end.  The Selling Agents may pass on a portion of the Service Fee to its investment executives.  In the event the Service Fee is no longer payable to a Selling Agent, the relevant Limited Partner who was solicited by such Selling Agent will no longer be charged the Service Fee.  For the three and nine months ended September 30, 2007 and 2006, certain Limited Partners were not subject to the Service Fee.

For investment executives associated with the sale of Limited Partner Interests in excess of $500,000, the investment executive’s firm will receive an additional 1.5% per annum Service Fee with respect to such Limited Partner Interests in excess of $500,000, for the first twelve months following the sale of such Limited Partner Interests.  The additional Service Fee is paid by the Partnership, however, the General Partner reduces their Management Fee (see Note 2.) related to the Limited Partner’s Interest.  Accordingly,  this additional Service Fee does not affect the total fees charged to the Limited Partner.

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

Note 5.       SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner.  A selling commission of up to 2% of the subscription amount may be deducted from the subscription proceeds and paid to the applicable Selling Agent, if any.  For the three and nine months ended September 30, 2007 and 2006, $0, $350, $0 and $1,050, respectively, in selling commissions were charged to Limited Partners.  Limited Partner additions, as presented in the statement of changes in partners’ capital (net asset value), are net of such selling commissions.

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
_______________

Note 6.        TRADING ACTIVITIES AND RELATED RISKS

The Partnership engages in the speculative trading of U.S. futures contracts and for a brief period of time in 2006 traded options on U.S. futures contracts.  The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

Purchase and sale of futures and options on futures contracts requires margin deposits with the broker. Additional deposits may be necessary for any loss on contract value.  The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury bills) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements.  In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available.  It is possible that the recovered amount could be less than total cash and other property deposited.

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

Note 7.        INDEMNIFICATIONS

In the normal course of business, the Partnership enters into contracts and agreements that contain a variety of representations and warranties and which provide general indemnifications.  The Partnership’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Partnership that have not yet occurred.  The Partnership expects the risk of any future obligation under these indemnifications to be remote.

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

Note 8.       FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three months and nine months ended September 30, 2007 and 2006.  This information has been derived from information presented in the financial statements.

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total return for Series A Limited Partners taken as a whole

Total return before Profit Share allocation (3)	24.15%	(19.80)%	34.23%	(10.26)%
Profit Share allocation (3)	(4.40)%	1.14%	(5.85)%	(0.41)%

Total return after Profit Share allocation	19.75%	(18.66)%	28.38%	(10.67)%

Supplemental Data for Series A Limited Partners

Ratios to average net asset value:
Expenses, excluding Profit Share allocation (2)	5.32%	4.37%	4.93%	4.55%
Profit Share allocation (3)	4.28%	(1.30)%	5.17%	0.13%

Total expenses	9.60%	3.07%	10.10%	4.68%

Net investment income (loss) (1) , (2)	(0.19)%	0.37%	0.11%	0.16%

The total returns and ratios are presented for Series A Limited Partners taken as a whole based on the Partnership’s standard Management Fee, Service Fee and Profit Share allocation arrangements.  An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of their capital additions and redemptions and given potentially different fee arrangements for a Series A Limited Partner.

The total returns and ratios exclude the effects of any 2% upfront selling commissions charged by Selling Agents.

______________________
(1)	The net investment income (loss) is comprised of interest income less total expenses, excluding the General Partner Profit Share allocation.
(2)	Annualized.
(3)	Not annualized.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Operational Overview

Due to the nature of the Partnership’s business, its results of operations depend on the occurrence of major price moves in at least some of the markets traded and the General Partner’s ability to recognize and capitalize on such trends and other profit opportunities.  The General Partner’s trading methods are confidential, so that the only information that can be furnished regarding the Partnership’s results of operations is its performance record.  The Partnership engages in speculative trading of futures contracts and the Partnership may enter into long, short or neutral positions in the markets in which it trades.  Because the Partnership’s trading strategies depend heavily on global price trends (both positive and negative), and these price trends may be affected by global economic conditions and may at times be seasonal, the Partnership will be affected by such conditions and trends.  The past performance of the Partnership is not necessarily indicative of future results.  The General Partner believes, however, that there are certain market conditions -- for example, markets with strong price trends -- in which the Partnership has a better opportunity of being profitable than in others.

Liquidity and Capital Resources

The Partnership raises additional capital only through the sale of limited partnership interests and capital is increased through trading profits (if any) and interest income.  The Partnership does not engage in borrowing.  The Partnership may offer limited partnership interests for sale as of the close of business at the end of each month.

The Partnership trades futures contacts, long and short in each of the following six asset classes: equities, fixed income, currencies, metals, agricultural products and energy products.  Due to the nature of the Partnership's business, substantially all its assets are represented by cash and U.S. government obligations, while the Partnership maintains its market exposure through open futures contract positions.

The Partnership's assets are generally held as cash, cash equivalents or U.S. Government obligations, which are used to margin the Partnership's futures positions and are withdrawn, as necessary, to pay redemptions and expenses.  Other than potential market-imposed limitations on liquidity, due, for example, to daily price fluctuation limits, which are inherent in the Partnership's futures trading, the Partnership's assets are highly liquid and are expected to remain so.

There have been no material changes with respect to the Partnership's critical accounting policies, off-balance sheet arrangements or contractual obligations.

During its operations for the three and nine months ended September 30, 2007, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

Results of Operations

Due to the nature of the Partnership’s trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Three Months Ended September 30, 2007

During the three months ended September 30, 2007, the Partnership earned net income for pro rata allocation to all partners of $11,038,838.  The Partnership experienced trading gains of $13,497,259 and earned interest income of $730,370 during this period.  Interest income is derived from cash and U.S. Treasury instruments held at the Partnership's commodity broker.  Interest income for this period increased $118,364 over the same period in 2006.  A breakdown of trading gains and losses for this period appears below.

Sector	% Gain (Loss)

S&P 500	(0.91) %
Bonds	(2.59) %
Yen	4.14%
Energy	4.72%
Metals	7.85%
Grains	10.82%

Total Portfolio	24.20%

As compared to the same period in 2006, the three months ended September 30, 2007 saw increased profitability in the Partnership’s trading in Yen, Energy, Metals and Grains.

The Partnership incurs expenses for legal, audit and accounting services and pays management fees and selling agent administrative and service fees.  Total expenses for the period were $755,705, which was an increase of $192,055 relative to the corresponding period in 2006.  Selling agent administrative and service fees, management fees and operating expenses for the period totaled $402,673, $285,784 and $67,248, respectively.

Three Months Ended September 30, 2006

During the three months ended September 30, 2006, the Partnership experienced net losses for pro rata allocation to all partners of $10,337,581.  The Partnership experienced trading losses of $11,056,285 and earned interest income of $612,006 during this period.  Interest income is derived from cash and U.S. Treasury instruments held at the Partnership's commodity broker.  A breakdown of trading gains and losses for this period appears below.

Sector	% Gain (Loss)

S&P 500	1.40%
Bonds	(2.92) %
Yen	(2.92) %
Energy	(10.69) %
Metals	(0.51) %
Grains	(4.87) %

Total Portfolio	(19.83) %

The Partnership incurs expenses for legal, audit and accounting services and pays management fees and selling agent administrative and service fees.  Total expenses for the period were $563,650.  Selling agent administrative and service fees, management fees and operating expenses for the period totaled $359,952, $180,718 and $22,980, respectively.

Nine Months Ended September 30, 2007

During the nine months ended September 30, 2007, the Partnership earned net income for pro rata allocation to all partners of $14,969,172.  Total partners’ capital (net asset value) for this period increased by $14,104,657 due to the impact of this net income, as well as redemptions (net of subscriptions) of $946,867.  The Partnership experienced trading gains of $17,844,070 and earned interest income of $2,149,344 during this period.  Interest income is derived from cash and U.S. Treasury instruments held at the Partnership's commodity broker.  Interest income for this period increased $662,052 over the same period in 2006.  A breakdown of trading gains and losses for this period appears below.

Sector	% Gain (Loss)

S&P 500	(3.79) %
Bonds	(0.71) %
Yen	0.15%
Energy	12.52%
Metals	7.97%
Grains	16.32%

Total Portfolio	33.76%

As compared to the same period in 2006, the nine months ended September 30, 2007 saw increased profitability in the Partnership’s trading in Yen, Energy and Grains.

The Partnership incurs expenses for legal, audit and accounting services and pays management fees and selling agent administrative and service fees.  Total expenses for the period were $2,094,754, which was an increase of $663,596 relative to the corresponding period in 2006.  Selling agent administrative and service fees, management fees and operating expenses for the period totaled $1,198,799, $778,507 and $117,448, respectively.

Nine Months Ended September 30, 2006

During the nine months ended September 30, 2006, the Partnership experienced net losses for pro rata allocation to all partners of $7,619,780.  Total partners’ capital (net asset value) for this period decreased by $17,036,404, after taking account of this net loss.  The Partnership had subscriptions (net of redemptions) of $24,606,197 during this period.  The Partnership experienced trading losses of $7,621,281 and earned interest income of $1,487,292 during this period.  Interest income is derived from cash and U.S. Treasury instruments held at the Partnership's commodity broker.  A breakdown of trading gains and losses for this period appears below.

Sector	% Gain (Loss)

S&P 500	(0.89) %
Bonds	(0.00) %
Yen	(3.14) %
Energy	(10.08) %
Metals	13.94%
Grains	(6.44) %

Total Portfolio	(10.10) %

The Partnership incurs expenses for legal, audit and accounting services and pays management fees and selling agent administrative and service fees.  Total expenses for the period were $1,431,158.  Selling agent administrative and service fees, management fees and operating expenses for the period totaled $921,382, $465,346 and $44,430, respectively.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4: Controls and Procedures

The General Partner, with the participation of the General Partner’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the fiscal quarter covered by this Quarterly Report, and, based on their evaluation, has concluded that these disclosure controls and procedures are effective.  There were no significant changes in the General Partner’s internal controls with respect to the Partnership or in other factors applicable to the Partnership that could significantly affect these controls subsequent to the date of the evaluation.

Item 4T: Controls and Procedures

Not Applicable

PART II – OTHER INFORMATION

Item 1:  Legal Proceedings

None.

Item 1A:  Risk Factors

There are no material changes to the risk factors previously disclosed in Partnership’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on April 30, 2007.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

(a)           On July 31, August 31 and September 30, 2007, the Partnership sold limited partnership interests (“Interests”) to new and/or existing limited partners in transactions that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).  The aggregate consideration for Interests sold on July 31, August 31 and September 30 by the Partnership was $829,768, $780,000 and $439,000, respectively.  The Interests were issued in reliance on an exemption from registration under the Securities Act set forth in Section 4(2) of the Securities Act and Rule 506 thereunder, as transactions not constituting a public offering of securities because the Interests were offered and issued privately, without general solicitation or advertising, only to “accredited investors” as defined in Rule 501(a) with whom the Partnership, the General Partner or a Selling Agent acting on behalf of the General Partner has a pre-existing substantive relationship and with respect to whom it has been determined that the Interests are a suitable investment.  In connection with the sales of the Interests described above, upfront compensation to selling agents was $3,850 and the aggregate proceeds received by the partnership was $2,044,918.

(b)           Not applicable.

(c)           Pursuant to the Partnership’s Limited Partnership Agreement, Limited Partners withdraw all or part of their capital contributions and undistributed profits, if any, at the end of each calendar month.  The withdrawal by a Limited Partner has no impact on the value of the Interests of the remaining Limited Partners.  The following table summarizes the withdrawals by Limited Partners during the third calendar quarter of 2007:

Month	Withdrawal Amounts
July 31, 2007	$(4,075,862)
August 31, 2007	$(563,556)
September 30, 2007	$(369,379)

Item 3:  Defaults Upon Senior Securities

(a)          None.

(b)          None.

Item 4:  Submission of Matters to a Vote of Security Holders

None.

Item 5:  Other Information

(a)          None.

(b)          Not applicable.

Item 6: Exhibits

The following exhibits are incorporated herein by reference from the exhibit of the same number and description filed with the registrant’s Registration Statement on Form 10 (File No. 000-52599) filed on April 30, 2007.

Exhibit Number	Description of Document
3.1	Certificate of Formation of AIS Futures Fund IV L.P.
4.1	Second Amended and Restated Limited Partnership Agreement of AIS Futures Fund IV L.P.
10.1	Customer Agreement between Calyon Financial Inc. and AIS Futures Fund IV L.P.

The following exhibits are included herewith.

Exhibit Number	Description of Document
31.01	Rule 13a-14(a)/15d-14(a) Certification
32.01	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2007

AIS FUTURES FUND IV L.P.

By:  AIS FUTURES MANAGEMENT
General Partner

By: /s/ John Hummel
Name:  John Hummel
Title:  President (principal executive and principal
               financial officer)

S-1