Form 10-K
AIS FUTURES FUND IV LP
filed 2008-03-26
CIK 1023453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
_______________________

Commission File Number: 000-52599

AIS FUTURES FUND IV L.P.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	13-3909977 (I.R.S. Employer Identification No.)

c/o AIS FUTURES MANAGEMENT LLC
187 Danbury Road, P.O. Box 806
Wilton, Connecticut  06897
(Address of principal executive offices) (zip code)

John Hummel
AIS Futures Management LLC
187 Danbury Road, P.O. Box 806
Wilton, Connecticut  06897
(203) 563-1180
(Name, address, including zip code, and telephone number, including area code, of agent for service)

__________________________

Copies to:

James Biery
Nathan A. Howell
Lauren Wolf
Sidley Austin LLP
One South Dearborn
Chicago, Illinois 60603

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:  Limited Partnership Interests

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes[_]  No[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes[_]  No[X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes[X] No[_]

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]

Non-accelerated filer [_]	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes[_]  No[X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ii

PART I
Item 1:  BUSINESS

(a)	General Development of Business

AIS Futures Fund IV, L.P. (the “Partnership”) is a Delaware limited partnership organized on August 11, 1997 under the Delaware Revised Uniform Limited Partnership Act.  AIS Futures Management LLC (“AIS” or the “General Partner”), a Delaware limited liability company, is the general partner and trading advisor of the Partnership.  The Partnership’s business is speculative trading of futures contracts, options on futures contracts and physical commodities and other commodity-related contracts traded primarily on domestic markets (collectively “Futures Contracts”) pursuant to the trading and investment methodology of AIS.  The Partnership holds a substantial majority of its assets in United States Treasury as margin, or available for margin, to support its futures trading activity.  The Partnership began its trading activities on February 2, 1997.  Under its Limited Partnership Agreement, as amended through the date hereof (the “Limited Partnership Agreement”), the Partnership has delegated all aspects of the Partnership’s management to AIS.  Accordingly, AIS controls and manages the business of the Partnership, and purchasers of limited partnership interests (“Interests”) in the Partnership, as the Partnership’s “Limited Partners”, have no right to participate in management or control of the Partnership.

AIS is the successor to AIS Futures Management, Inc., has been continuously registered with the Commodity Futures Trading Commission (“CFTC”) as a Commodity Pool Operator (“CPO”) since May 14, 1990 and as a Commodity Trading Advisor (“CTA”) since August 20, 1992, and has been a member of the National Futures Association (“NFA”) in such capacities since such dates.

As of February 29, 2008 , the aggregate net asset value of the Partnership was $107,383,206.

The Partnership’s fiscal year ends on December 31.

The Partnership has no subsidiaries.

The Partnership will terminate when the first of the following occurs:

•	December 31, 2026.

•	A decline in the Net Assets of the Partnership as of the close of business in New York, New York to $50,000 or less.

•
The withdrawal (including withdrawal after suspension of trading), dissolution, bankruptcy or removal of the General Partner (unless a new general partner has been substituted and the Partnership is continued).

•	Any event which shall make unlawful the continued existence of the Partnership or requiring termination of the Partnership.

The Partnership has not, to date, (1) been the subject of any bankruptcy, receivership or similar proceeding, (2) undergone any material reclassification, merger or consolidation, (3) had any material amount of its assets acquired or disposed of other than in the ordinary course of its business, or (4) undergone any material changes in the mode of conducting its business.

The Partnership is not a registered investment company or mutual fund.  Accordingly, Limited Partners do not have the protections afforded by the Investment Company Act of 1940, as amended.

(b)	Financial Information About Segments

The Partnership’s business constitutes only one segment for financial reporting purposes – a speculative commodity pool.  The Partnership does not engage in sales of goods or services.  Financial information regarding the Partnership’s business is set forth under “Item 6: Selected Financial Data” and in the Partnership’s financial statements, included herewith.

(c)	Narrative Description of Business

General

The Partnership was organized to engage in speculative trading of Futures Contracts (as defined above).  AIS has authority over the Partnership’s assets to trade in the futures and forward markets.  Newedge Financial Inc. (“NFI” or the “Commodity Broker”) currently serves as the Partnership’s commodity broker.  The offices of the Partnership, where its books and records are kept, are located at the office of the General Partner: 187 Danbury Road, P.O. Box 806, Wilton, Connecticut 06897; telephone (203) 563-1180.

The Partnership trades Futures Contracts pursuant to a multi-asset investment program called the Multi Asset Allocation Portfolio (“MAAP”).  MAAP was developed by Mr. John R. Hummel and Mr. Bradley C. Stern, principals and members of AIS.

The Partnership generally maintains positions, both long (contracts to buy) and short (contracts to sell), in Futures Contracts with a face value equal to between approximately two and four times the Partnership’s aggregate net asset value.  Except for temporary deviations from time to time, for example, as the value of the contracts purchased at the onset of a new position change or as prices in the market move up or down substantially, leverage in the Partnership is not substantially greater than four times the total capital of the Partnership, but depending on MAAP trading signals and AIS’ discretionary input, the leverage in the Partnership may be significantly less than four times total capital.

Description of Trading Approach

In trading for the Partnership, AIS employs MAAP, which is a trend-following trading process employing a combination of discretionary input from AIS’s principals and its proprietary applied intelligence software, which is based on a quantitative analysis over years of daily historical prices and probability theory.

MAAP maintains long, short or neutral positions in each of the following six asset classes:  equities, fixed income, currency, metals, agricultural products, energy products.

AIS believes that these six asset classes represent major economic/financial sectors of the global economy and that historically the performance of many of these asset classes has been non-correlated or negatively correlated to each other.  AIS believes that a portfolio combining these six asset classes, because of their historic non- or negative correlation, has the potential for a higher risk-adjusted return than would be achieved by a portfolio consisting of any one of these asset classes managed individually.

MAAP allocates approximately 1/6 of the Partnership’s portfolio’s potential total contract value (approximately two to four times the Partnership’s net asset value when fully invested) to each of the six asset classes described above.  Equities are represented by positions in the S&P 500 futures contract; fixed income is represented by United States Treasury bond futures; and currency is represented by Japanese yen futures.  In addition to the three financial markets currently traded, AIS has completed research on additional stock index, fixed income and currency contracts for both domestic and international markets, and may diversify trading within these three asset classes by trading one or more of these additional contracts.  However, this additional diversification will not change the maximum 1/6 weight assigned to each of these three asset classes.

Within each of the three physical commodity asset classes, while still allocating 1/6 to each asset class, AIS trades several markets that at times have a high degree of correlation.  Within the 1/6 “agricultural products” allocation, soybean futures generally represent the largest potential position, but the portfolio also may include positions in corn, wheat, soybean oil and soybean meal futures.  Within the 1/6 “metals” allocation, gold futures generally represent the largest potential position, but the portfolio also may include positions in silver and copper futures.  Within the 1/6 “energy products” allocation, crude oil futures generally represent the largest potential position, but the portfolio also may include positions in heating oil, unleaded gasoline and natural gas futures.  When the portfolio is fully invested, the relative weight of each contract position within the asset class is determined primarily by the relative liquidity of each contract traded.

The profitability of trend-following trading techniques such as MAAP depends upon the occurrence of major price moves, or trends, in the futures contracts traded.  Although historically there have been such trends identified by MAAP in the Futures Contracts traded by the Partnership, there is no assurance that there will not be significant periods during which no such trends occur, or that MAAP will be able to identify and capitalize upon future price trends.

MAAP’s fundamental analysis begins with an analysis of the global macro economic conditions that could impact the environment for the six sectors traded.  AIS believes that global economic growth rates, inflation trends, government policies, currency and interest rate trends, and demographic factors all interact to impact price trends in the various markets traded.  In addition to global macro trends, analysis of specific supply and demand trends within each of the three commodity sectors is conducted on an ongoing basis.  Finally, AIS analyzes the potential of supply demand conditions and price trends in one sector to impact prices in other sectors.  Using their analysis of fundamental conditions, the principals then compare their conclusions with signals from their quantitative systematic components to challenge or confirm their fundamental conclusions.  The principals believe that combining both fundamental and quantitative analysis creates a more in-depth understanding of market dynamics.

MAAP’s systematic component consists of a valuation methodology and a trend-following methodology.  Generally,  the systematic component enters into a long (buy) position in a particular contract if: (i) the asset class is undervalued based on the program’s application of probability theory; and (ii) a statistically significant price reversal is evidenced while such asset class is within the program’s definition of undervaluation.  On the other hand, the valuation component only indicates a short sale when a market is no longer defined as being statistically undervalued.

Once a long position is signaled by MAAP’s systematic component, a trend-following methodology is applied, which defines a minimum expectation level the asset must meet in order to be classified as experiencing an “uptrend.”  Once MAAP’s systematic component identifies an uptrend, following that uptrend supersedes the signal generated by the valuation component of the MAAP system so long as the minimum uptrend requirements set in the MAAP system are satisfied.  This methodology is based on the theory that a major uptrend will cause the price of the commodity or financial instrument to rise to levels at which they may be considered overvalued.  Consequently, a substantial percentage of an upward move may occur during periods in which traditional fundamental and technical approaches would indicate that the commodity or financial instrument is overvalued.  Only when price changes fail to remain within the minimum definition of an uptrend will the program signal a reversal to a short (sell) position.

MAAP’s systematic component uses at least three sets of values for the parameters applied to each market for determining whether to be long or short in that market.  Though the multiple model sets are generally expected to yield similar trading signals, there are slight differences in their indications of when to be long or short and taken together, help to smooth out returns.  AIS continually researches the benefits of using new models or iterations of MAAP’s systematic parameters, other than the three model sets currently in use.  As a result, AIS has  used additional models that help in its decision making process in some of the markets traded, and may do so again in other markets in the future.  Additionally, AIS may deem it appropriate to reduce the number of MAAP models in use in some or all of the markets traded by the Partnership.

Applying MAAP using multiple models for each market traded, the portfolio has the ability to be  neutral, partial (e.g., 1/10, 1/4, 1/3, 1/2 to 2/3, etc.) or fully invested, long or short, in each of the markets traded.  AIS believes that the separate MAAP models improve trading results during choppy or non-trending markets in which trend-following approaches generally tend to perform poorly.

AIS currently uses discretion in making its long or short trading decisions within all asset classes but monitors its systematic component to help with timing, and as a major influence in its discretionary decision-making.  As such, AIS exercises discretion with respect to the timing of placing new positions when funds are added to the Partnership’s account.  When the number of positions are recommended by the position weighting rules to be increased or decreased as the account’s value changes or as the value of the contracts purchased at the onset of a new position change, AIS may decide to wait for corrections or advances to rebalance the number of contracts held in a particular asset’s position.  During this time, leverage may substantially exceed or fall short of what it would be if a new position were initiated.  AIS may, if it deems the markets to be subject to conditions of unusual risk, or possible government intervention, or temporary illiquidity, temporarily reduce overall portfolio leverage or leverage in a particular market.  In addition, AIS applies discretion in the timing of its response to system signals to buy or sell either by anticipating a signal change or delaying a response to a signal if it believes market conditions justify such a response.  AIS may also take positions counter to those suggested by its systematic component when its fundamental research presents a compelling argument for an opposite position.  Such a situation could develop as a result of government intervention or other factors, or might occur, for instance, if fundamental research suggests extreme overvaluation and the systematic components generate buy signals, or if fundamental research suggests extreme undervaluation and the systematic components generate sell signals.  Such discretionary decisions may cause the portfolio leverage and individual positions to be greater or less than what would be called for by a totally systematic approach.  AIS may also buy or sell options on futures at its discretion as a means to reduce portfolio risk or to enter or exit positions at certain prices and times.  Such discretionary decision-making could impact performance either negatively or positively compared to a purely systematic process.  As a means of disguising its order flow, AIS may occasionally engage in extra trading in the opposite direction of its intended orders.

Although AIS generally takes positions in the most liquid, front month contract, it also analyzes spread relationships in order to take advantage of extremes in pricing between front month contracts and forward month contracts.  AIS believes this strategy periodically offers opportunities to reduce portfolio risk.  AIS continues an active research program seeking ways to improve investment returns and to reduce portfolio risk.  Such research may lead to the introduction of additional trading models in individual markets and to more extensive use of options on futures contracts.  AIS’ research in the use of options on futures is primarily, but not solely, intended to seek ways to further reduce portfolio volatility.

Regulation

Under the Commodity Exchange Act, as amended (the “CEA”), commodity exchanges and futures trading are subject to regulation by the CFTC.  The NFA, a “registered futures association” under the CEA, is the only non-exchange self-regulatory organization for futures industry professionals.  The CFTC has delegated to the NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons and “floor brokers” and “floor traders.”  The CEA requires commodity pool operators and commodity trading advisors, such as the General Partner, and commodity brokers or futures commission merchants, such as NFI to be registered and to comply with various reporting and record keeping requirements.  The CFTC may suspend a commodity pool operator’s or trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations.  In the event that the registration of the General Partner as a commodity pool operator or a commodity trading advisor were terminated or suspended, the General Partner would be unable to continue to manage the business of the Partnership.  Should the General Partner’s registration be suspended, termination of the Partnership might result.

In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long or net short position which any person may hold or control in particular commodities.  Most exchanges also limit the changes in futures contract prices that may occur during a single trading day.

Items 101(c)(i) through (xii) of Regulation S-K are not applicable.

The Partnership has no employees.

(d)	Partnership Assets and Cash Management Income

(i)           Partnership Assets and Custody of Assets

The Partnership’s assets are not used to “purchase” any futures positions, but rather as good faith deposits to secure the Partnership’s obligations under the positions which it holds.  The Partnership’s margin commitments generally range between 10% and 35% of net assets.

Due to the high degree of leverage available in the futures markets (the margin deposits required to initiate individual futures positions typically range from as little as 2% up to no more than approximately 25% of contract value, and maintenance margins tend to be significantly lower), the Partnership ordinarily holds futures positions with a gross value ranging between two times and four times its net asset value, but may hold positions with a gross value outside this range from time to time.

The Partnership does not and will not: (1) invest in any equity security, (2) make loans to any person or entity (other than by the purchase of U.S. Treasury instruments) or (3) commingle its property with the property of any other person or entity.

(ii)           Interest Income

Partnership assets necessary to margin the Partnership’s futures positions are deposited in the Partnership’s customer segregated trading account with the Commodity Broker in cash or in United States Treasury bills in accordance with CFTC regulations.  The remainder of the Partnership’s assets are held at banks and broker-dealers, which includes a checking account containing nominal funds to pay expenses.  All interest income earned on the Partnership’s assets, in accounts with both the Commodity Broker and banks and broker-dealers, accrues to the benefit of the Partnership.

AIS may trade foreign futures contracts on behalf of the Partnership.  In connection with such trading, certain Partnership funds may be kept on deposit in accounts inside or outside the United States with entities eligible to act as depositories under the CFTC regulations governing foreign futures trading.  The Commodity Broker obtains from each such depository an acknowledgment that such funds are held on behalf of foreign futures customers and are being held in accordance with applicable CFTC regulations.  The interest, if any, earned by the Partnership on such funds varies depending upon the specific foreign futures contracts traded on behalf of the Partnership.

(e)	Charges

Recipient	Nature of Payment	Amount of Payment

Various service providers	Administrative expenses
The Partnership pays its routine legal, accounting and filing fees, operating expenses and other administrative costs as incurred.  These costs are currently estimated at approximately $200,000 per year, although they may exceed this level.  The Partnership will pay any taxes or extraordinary expenses applicable to it, but these are not expected to be material.

General Partner	Profit Share
The General Partner receives an annual Profit Share equal to 20% of any New Trading Profit realized on Series A Interests payable at the end of each calendar year.  New Trading Profit is calculated on a “high water mark” basis with respect to each Limited Partner so that a Limited Partner is charged a Profit Share only on the amount of trading profits allocated to such Limited Partner that exceed the previous high point in trading profit allocated to such limited partner since a Profit Share was last charged.  Because Limited Partners purchase Interests at different times, they may recognize different amounts of New Trading Profit.

General Partner	Management Fee	Series A Units pay the General Partner a monthly Management Fee equal to 1/12 of 2% of month-end Net Assets (a 2% annual rate).

The Commodity Broker and other executing brokers	Brokerage Commissions
The Partnership pays to the Commodity Broker brokerage commissions and certain other trading expenses incurred in connection with the Partnership’s futures trading.  The Partnership pays to the Commodity Broker up to $8 per “round turn” trade, which includes all exchange, clearing, give up and National Futures Association (“NFA”) fees.  If the Partnership uses an executing broker other than the Commodity Broker it pays up to $1.50 for trade execution.  The Partnership is charged half of these round-turn rates on each purchase and sale of futures options.  When an option is exercised and a futures position is acquired, the full round-turn rate is charged on that position.  There is no charge when an option expires.  The General Partner estimates that the annual brokerage commission expenses will, in the aggregate, be approximately 0.45% of the Partnership’s average month-end Net Assets, but such expenses may exceed this estimate under certain circumstances.  If the Partnership engages in forward trading, the Partnership would typically be charged a bid/ask spread which is embedded in the price quoted by the forward contract counterparty and is thus unquantifiable.

Selling Agents	Selling Agent Administrative and Service Fee
Series A Interests purchased by Limited Partners that were solicited by selling agents (collectively, the “Selling Agents”) will pay to the respective Selling Agent a Selling Agent Administrative and Service Fee (the “Service Fee”) equal to 1/12 of 2.5% (a 2.5% annual rate) of the month-end Net Asset Value of the Series A Interests sold by them which remain outstanding as of each month-end.  The Selling Agent may pass on a portion of such Service Fees to its investment executives.  The General Partner may also pay a portion of its Management Fee to the Selling Agents as additional sales compensation in respect of the Interests sold by the Selling Agents.

Recipient	Nature of Payment	Amount of Payment

Various Selling Agents	Upfront selling commissions	A selling commission of up to 2% of the subscription amount may be deducted from the subscription proceeds and paid to the applicable Selling Agent, if any.

Series B Interests, which are available only to the General Partner and its employees, pay no Management Fee, Selling Agent Administrative and Service Fee or Profit Share, although they pay brokerage commissions and all other Partnership expenses and are otherwise identical to Series A Interests.

(f)	Conflicts of Interest

The General Partner

The responsibilities of the General Partner include engaging a trading advisor to make trading decisions for the Partnership.  The General Partner does not engage an outside trading advisor, but rather it is the sole trading advisor.  The General Partner will not hire an outside trading advisor even if its own performance is unsatisfactory.  The General Partner and its principals have a conflict of interest between their responsibility to manage the Partnership for the benefit of the Limited Partners and their interest in obtaining favorable advisory fees for the trading advisor.  The Partnership’s Management Fee and the General Partner’s Profit Share have not been negotiated at arm’s length.

The General Partner and its principals have a conflict of interest in determining whether to make distributions to Limited Partners because the Management Fee payable by the Partnership will be higher if the amount of assets under management is greater.  As is typical in most commodity pools, the General Partner does not intend to make any distributions to Limited Partners.

AIS, its principals and its employees may invest in accounts managed by AIS (including the Partnership), and may trade commodity interest contracts for their own proprietary accounts.  For such accounts, AIS may use trading approaches which are different from MAAP.  Hence, it is possible that AIS, its principals and its employees may, from time to time, be competing with the Partnership’s account for similar commodity interest contract positions in one or several markets or may take positions in their proprietary accounts which are opposite, or ahead of, the positions taken in the Partnership’s account.  The records of such trading will not be made available to Limited Partners.

All of the positions held by all accounts directed by AIS are added together for purposes of determining compliance with speculative position limits.  If open positions must be reduced as a result of the application of speculative position limits, AIS is required to take such action, consistent with its obligation to not deliberately favor any account advised by it over the Partnership’s account, as may be necessary to comply with such limits.

AIS manages and trades additional accounts, including commodity pools.  AIS will not, however, knowingly or deliberately employ a trading method or recommendation on behalf of any account which it manages or trades which it knows to be inferior to any trading method or recommendation which is employed for other accounts or knowingly or deliberately favor one account over any other such account.  Moreover, the General Partner has a fiduciary duty to the Limited Partners to exercise good faith and fairness in all dealings affecting the Partnership and, if the underlying assets of the Partnership are considered for purposes of ERISA to be assets of employee benefit plans, to comply with the fiduciary provisions of ERISA with respect to the assets of the Partnership.  Because of price volatility, occasional variations in liquidity, and differences in order execution, it is impossible for AIS to obtain identical trade execution for all of its clients, including the Partnership.  Such variations and differences may produce differences in performance among client accounts over time.  In an effort to treat its clients fairly, when block orders for client accounts are filled at different prices, AIS assigns trades on a systematic basis.  Although AIS trades all its MAAP accounts in parallel (except as prohibited by law in respect of trading in certain foreign markets), for reasons of confidentiality records of other customers’ trading are not available for inspection by Limited Partners.

The Selling Agents

Selling Agents engaged by the Partnership will receive ongoing compensation based on Interests sold by them which remain outstanding.  Consequently, when advising clients whether to redeem their Interests, the Selling Agents have a conflict of interest between maximizing the compensation they receive from the Partnership and giving their clients financial advice the Selling Agents believe to be in such clients’ best interests.  Additionally, one or more Selling Agents may provide other services to the Partnership, which may include brokerage and execution services.

(g)	Allocation of Profit and Loss

Partnership Accounting.  Each Limited Partner and the General Partner (hereinafter individually referred to as a “Partner,” and collectively as “Partners”) has a capital account, the initial balance of which consists of such Partner’s cash contribution to the Partnership.  The Net Asset Value of the Partnership is determined monthly and any increase or decrease in such Net Asset Value from the preceding month is added to or subtracted from the Partners’ respective capital accounts on a monthly basis.

Federal Tax Allocations.  At the end of each fiscal year, the Partnership’s income and expense and capital gain or loss is allocated among the Partners, on a Series by Series basis, and each Partner is required to include in his personal income tax return his share of such items, irrespective of the fact that no distributions of cash or other property have been made by the Partnership.  Allocations of capital gain or loss will be pro rata from short-term capital gain or loss and long-term capital gain or loss.

The General Partner receives a priority allocation of income and capital gain in respect of its Profit Share.  Any remaining ordinary income and expenses will be allocated to each Partner in the ratio of each Partner’s capital account to the aggregate capital accounts of all Partners.

For the purpose of allocating capital gain or capital loss, a “tax allocation account” is established with respect to each Interest, the initial balance of which will be the amount paid for the Interest.  At the end of each fiscal year, an outstanding Interest’s tax allocation account is increased by the amount of income allocated to the Partner holding the Interest and decreased by the amount of loss and expense allocated, and any distributions made, to the Partner holding the Interest.

Capital gain remaining after the Profit Share allocation will be allocated to each Partner who has redeemed an Interest during the fiscal year up to any excess of the amount received upon redemption of the Interest over the tax allocation account maintained for the redeemed Interest.  If the capital gain to be so allocated is less than the excess of all amounts received for redeemed Interests over all corresponding tax allocation accounts, the entire amount of such capital gain will be allocated among the Partners who redeemed Interests at a value in excess of such Interests’ respective tax allocation accounts in the ratio that each such Partner’s excess bears to the aggregate excess of all such Partners.

Capital gain remaining after the allocation described in the previous paragraph is allocated among all Partners whose capital accounts are in excess of their tax allocation accounts (after increasing such accounts in the amount of the allocations described in the previous paragraph) in the ratio that each such Partner’s excess bears to all Partners’ excesses.  If the gain to be so allocated is greater than the excess of all such Partners’ capital accounts over all such tax allocation accounts, the amount of such additional gain will be allocated among all Partners in the ratio that each Partner’s capital account bears to all Partners’ capital accounts.

Capital loss is allocated first to each Partner who has redeemed an Interest during the fiscal year up to any excess of the tax allocation account maintained for the redeemed Interest over the amount received upon redemption of the Interest.  If the aggregate capital loss to be so allocated is less than the excess of all tax allocation accounts for redeemed Interests over the amount received upon redemption of such Interests, the entire amount of such loss will be allocated among the Partners who redeemed Interests at a value less than such Interests’ respective tax allocation accounts in proportion to the respective amounts by which the redemption value for each Interest was less than the applicable tax allocation account.

Capital loss remaining after the allocation described in the previous paragraph is allocated among the Partners whose tax allocation accounts (after decreasing such accounts by the amount of the allocations described in the previous paragraph) are in excess of their capital accounts in the ratio that each such Partner’s excess bears to all such Partners’ excesses.  If the loss to be so allocated is greater than the excess of all such Partners’ tax allocation accounts over all such capital accounts, the amount of such additional loss will be allocated among all Partners in the ratio that each Partner’s capital account bears to all Partners’ capital accounts.

Any “mark-to-market” gain or loss required to be taken into account in accordance with Section 1256 of the Code will be considered a realized capital gain or loss for purposes of the foregoing allocations.

(h)	Reporting

Limited Partners receive monthly account statements, annual audited financial statements and tax information.

Item 1A: Risk Factors

The Partnership is a Speculative Investment.  Investors May Lose All or Substantially All of Their Investment.

Investors in the Partnership must be prepared to lose all or substantially all of their investment.  The Partnership has no “principal protection” feature assuring the return of investors’ initial investments as of a specified future date.

Past performance of the Partnership is not necessarily indicative of how the Partnership will perform in the future.  The Partnership is a speculative investment and involves a substantial risk of loss.  Favorable market conditions from 2003 through early 2008 provided the Partnership with the opportunity to achieve returns well in excess of the Partnership’s average return since inception.  There can be no assurance, and investors should not expect, that similar performance will be achieved in the future.

Investors Have a Limited Ability to Liquidate Their Investment in Interests.

Interests cannot be assigned, transferred, pledged or encumbered except on the terms and conditions set forth in the Limited Partnership Agreement and with the consent of the General Partner.  Investors may require the Partnership to redeem all or any part of their Interests as of the close of business on the last day of any month at the then current Net Asset Value of the Interests.  However, the right to obtain payment on redemption is contingent upon the receipt by the General Partner of ten days’ prior written notice, and the redemption value of Interests may differ significantly from their value when redemption is requested.

Trading in Commodity Interest Contracts Is Speculative and Volatile.  The Partnership may Incur Substantial Losses.

Commodity interest contract prices are highly volatile.  Price movements of commodity interest contracts are influenced by, among other things: changing supply and demand relationships; climate; government agricultural, trade, fiscal, monetary and exchange control programs and policies; national and international political and economic events; crop diseases; the purchasing and marketing programs of different nations; and changes in interest rates.  In addition, governments from time to time intervene, directly and by regulation, in certain markets, particularly those in currencies and metals.  Such intervention is often intended to influence prices directly.  None of these factors can be controlled by AIS and no assurances can be given that its advice will result in profitable trades for the Partnership or that the Partnership will not incur substantial losses.  The Partnership has in the past incurred substantial losses over certain periods, and there can be no assurance that such losses will not occur again.

Futures Trading Is Highly Leveraged.  Small Adverse Price Moves May Result in Substantial Losses.

The low margin deposits normally required in futures trading permit an extremely high degree of leverage; margin requirements for futures trading being in some cases as little as 2% of the face value of the contracts traded.  For example, if at the time of purchase 10% of the price of the futures contract is deposited as margin, a 10% decrease in the price of the futures contract would, if the contract was then closed out, result in a total loss of the margin deposit before any deduction for the trading commission.  A decrease of more than 10% would result in a loss of more than the total margin deposit.  Accordingly, a relatively small adverse price movement in a futures contract may result in immediate and substantial loss to the investor.  Like other leveraged investments, any futures trade may result in losses in excess of the amount invested.  While AIS generally limits the Partnership’s leverage to between two and four times the Partnership’s total capital, thereby decreasing the impact of small adverse price moves compared to what would be experienced by a more highly leveraged portfolio, there can be no assurance that the Partnership will not suffer rapid substantial losses.

Illiquidity in the Futures Markets May Result in Losses to the Partnership.

United States commodity exchanges impose “daily limits” on the amount by which the price of most futures contracts traded on such exchanges may vary during a single day.  Daily limits prevent trades from being executed during a given trading day at a price above or below the daily limit.  Once the price of a futures contract has moved to the limit price, it may be difficult, costly or impossible to liquidate a position.  Such limits could prevent AIS from promptly liquidating unfavorable positions and restrict its ability to exercise or offset commodity options held in the Partnership’s account.  In addition, even if futures prices have not moved the daily limit, AIS may be unable to execute trades at favorable prices if the liquidity of the market is not adequate.  It is also possible for an exchange or the CFTC to suspend trading in a particular contract, order immediate settlement of a particular contract or order that trading in a particular contract be conducted for liquidation only.

It is Unlikely that the Partnership Will Trade Profitably if There are no Price Trends of the Kind MAAP Seeks to Identify.

AIS applies a trend-following trading technique, which seeks to identify significant price trends soon after they begin and participate in such trends until soon after they have reversed.  The profitability of any trend following strategy depends upon the occurrence of major price moves in some markets.  Historically, the six asset classes employed in MAAP have had, on average, approximately two moves per year up or down of 10% or greater.  However, there is no guarantee that there will actually be such trends in the future.  The best trend following strategy, whatever elements it may contain, is unlikely to be profitable if there are no trends of the kind it seeks to identify.  Furthermore, a strategy which is successful in the case of upward price trends may not be successful in downward trends and vice versa.  Any factor which may lessen the prospects of major trends in the future (such as increased government control of, or participation in, the markets) may reduce the prospects that any trend following strategy will be profitable.

The Discretionary Aspects of the AIS’ Trading Strategy May Result in Unprofitable Trades Being Made for the Partnership.

Although AIS applies a highly systematic strategy based upon MAAP, AIS’ strategy retains certain discretionary aspects.  Decisions, for example, to adjust the size of positions indicated by the systematic strategies, which futures contracts to trade, delaying a response to a signal generated from MAAP if AIS believes unusual market conditions justify such a response and method of order entry, require judgmental input from AIS.  Discretionary decision-making may result in AIS’ making unprofitable trades in situations when a more wholly systematic approach based solely on MAAP’s trading signals would not have done so.

The Partnership is Dependent on Messrs. Hummel and Stern.  The Loss of Either of Their Services Would Affect the Partnership Adversely.

The Partnership is dependent on the services of Messrs. Hummel and Stern.  The Partnership would be adversely affected if the services of either of them were not available for any significant period of time.  Although either could serve as an effective liquidating agent for the Partnership, the availability of both Messrs. Hummel and Stern is more conducive to the success of the Partnership’s ongoing operations.

Speculative Position Limits May Require AIS to Liquidate Partnership Positions at a Cost to the Partnership.

The CFTC and the United States commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on United States commodities exchanges.  All accounts (proprietary or client) owned or managed by AIS are combined for position limit purposes.  AIS could be required to liquidate positions held for the Partnership in order to comply with such limits. Any such liquidation could result in substantial costs to the Partnership.

Trading in Options on Futures Contracts is Speculative and May Result in Losses.

AIS infrequently engages in trading options on futures contracts, generally to hedge futures positions or to enter or increase an existing position to full leverage.  Although successful trading in options on futures contracts requires many of the same skills required for successful futures trading, the risks involved are somewhat different.  When purchasing or selling an option, the risks associated with the transaction vary depending on the type of option (i.e., put or call). When purchasing an option, it is necessary to calculate the extent to which the value of the underlying must increase (in the case of a call) or decrease (in the case of a put) in order for the Partnership’s position to become profitable, taking into account the premium and all transaction costs.  If the purchased options expire worthless, the Partnership will suffer a total loss of the amount invested in the option that will consist of the option premium plus transaction costs.

Selling an option generally entails considerably greater risk than purchasing an option.  Although the premium received by the seller is fixed, the seller may sustain a loss well in excess of that amount.  The seller will be liable for additional margin to maintain the position if the market moves unfavorably.  The seller will also be exposed to the risk of the purchaser exercising the option, and, upon such exercise, the seller will be obligated to either settle the option in cash or to acquire or deliver the underlying interest, depending on the terms of the option. If the option is “covered” by the seller holding a corresponding position in the underlying interest or a future or another option, the risk may be reduced.  If the option is not covered, the risk of loss can be unlimited.

The Profit Share May Cause AIS to Trade the Partnership’s Account Aggressively.

The General Partner’s Profit Share gives it an incentive to trade more aggressively than it otherwise would on behalf of the Partnership.

The Failure of the Partnership’s Brokerage Firms Could Result in Losses.

The Partnership’s Commodity Broker, as a futures commission merchant (“FCM”), is required to segregate all funds of the Partnership in compliance with CFTC regulations.  If the assets of the Partnership were not so segregated, the Partnership would be subject to the risk of the failure of the Commodity Broker.  Even given proper segregation, in the event of the insolvency of the Commodity Broker, the Partnership may be subject to a risk of loss of its funds and would be able to recover only a pro rata share (together with all other commodity customers of the Commodity Broker) of assets, such as United States Treasury bills, specifically traceable to the Partnership’s account.  In commodity broker insolvencies, customers have, in fact, been unable to recover from the broker’s estate the full amount of their “customer” funds.  In addition, under certain circumstances, such as the inability of another client of an FCM or the FCM itself to satisfy substantial deficiencies in such other client’s account, a client may be subject to a risk of loss of the funds on deposit with the FCM, even if such funds are properly segregated.  In the case of any such bankruptcy or client loss, a client might recover, even in respect of property specifically traceable to the client, only a pro rata share (which may amount to a complete loss of funds on deposit with the FCM or a de minimis recovery) of all property available for distribution to all of the FCM’s clients.

Item 1B: UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2:  PROPERTIES

The Partnership does not own or use any physical properties in the conduct of its business.  The General Partner performs all administrative services for the Partnership from the General Partner’s offices at 187 Danbury Road, P.O. Box 806, Wilton, Connecticut  06897.

Item 3:  LEGAL PROCEEDINGS

The Partnership is not aware of any pending legal proceedings to which either the Partnership is a party or to which any of its assets are subject.  In addition there are no pending material legal proceedings involving the General Partner.

Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

(a)	Market information

There is no trading market for the Interests, and none is likely to develop.  Interests may be redeemed or transferred subject to the conditions imposed by the Limited Partnership Agreement.

(b)	Holders

As of February 29, 2008, there were 800 holders of Interests.

(c)	Dividends

AIS has sole discretion in determining what distributions, if any, the Partnership makes to Limited Partners.  To date no distributions or dividends have been paid on the Interests, and the General Partner has no present intention to make any.

(d)	Securities Authorized for Issuance under Equity Compensation Plans

None.

(e)           Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The Partnership did not sell any unregistered securities within the past three years which have not previously been included in the Partnership’s Quarterly Reports on Form 10-Q or in a Current Report on Form 8-K.

(f)   Issuer Purchases of Equity Securities

Pursuant to the Limited Partnership Agreement, Limited Partners may redeem their Interests in the Partnership as of the last business day of each calendar month upon ten days’ written notice to AIS.  The redemption of capital from capital accounts by Limited Partners has no impact on the value of the capital accounts of other Limited Partners.

The following table summarizes Limited Partner redemptions during the fourth calendar quarter of 2007:

Month Ended	Amount Redeemed

October 31, 2007	$2,503,204
November 30, 2007	$1,199,176
December 31, 2007	$1,349,528
Total	$5,051,908

Item 6:  SELECTED FINANCIAL DATA

The Partnership is a Smaller Reporting Company, as defined by Rule 229.10(f)(1) and therefore this item is not applicable.

Item 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to “Item 8. Financial Statements and Supplementary Data.”  The information contained therein is essential to, and should be read in conjunction with, the following analysis.

(a)           Capital Resources

Interests may be offered for sale as of the beginning, and may be redeemed as of the end, of each month.

The amount of capital raised for the Partnership should not have a significant impact on its operations, as the Partnership has no significant capital expenditure or working capital requirements other than for monies to pay trading losses, brokerage commissions and expenses.  Within broad ranges of capitalization, the General Partner’s trading positions should increase or decrease in approximate proportion to the size of the Partnership.

The Partnership raises additional capital only through the sale of Interests and capital is increased through trading profits (if any) and interest income.  The Partnership does not engage in borrowing.

The Partnership trades futures contracts and options on futures contracts on domestic markets.  Risk arises from changes in the value of these instruments (market risk) and the potential inability of counterparties or brokers to perform under the terms of their contracts (credit risk).  Market risk is generally to be measured by the face amount of the futures positions acquired and the volatility of the markets traded.  The credit risk from counterparty non-performance associated with these instruments is the net unrealized gain, if any, on these positions plus the value of the margin or collateral held by the counterparty.  The counterparty for futures and options on futures contracts traded in the United States is the clearinghouse associated with the relevant exchange.  Clearinghouse arrangements are generally perceived to reduce credit risk because, in general, clearinghouses are backed by the corporate members of the clearinghouses, which are required to share any financial burden resulting from the non-performance of any one of the members of the clearinghouse.

The General Partner attempts to control market risk through (1) real time monitoring of open positions; (2) diversifying positions among various markets; (3) moderating position size in each market traded on the basis of the trading signals indicated by MAAP (that is, taking a full, partial or no position); and (4) limiting the leverage in the Partnership’s portfolio to not more than approximately four times the net asset value of the Partnership.  The Partnership controls credit risk by dealing exclusively with large, well capitalized financial institutions and futures brokers.

The financial instruments traded by the Partnership contain varying degrees of off-balance sheet risk whereby changes in the market values of the futures underlying the financial instruments or the Partnership’s satisfaction of the obligations may exceed the amount recognized in the statement of financial condition of the Partnership.

Due to the nature of the Partnership’s business, substantially all its assets are represented by cash and United States government obligations, while the Partnership maintains its market exposure through open futures contract positions.

The Partnership’s futures contracts are settled by offset and are cleared by the exchange clearinghouse function.  Open futures positions are marked to market each trading day and the Partnership’s trading accounts are debited or credited accordingly.  Options on futures contracts are settled either by offset or by exercise.  If an option on a future is exercised, the Partnership is assigned a position in the underlying future which is then settled by offset.

The value of the Partnership’s cash and financial instruments is not materially affected by inflation.  Changes in interest rates, which are often associated with inflation, could cause the value of certain of the Partnership’s debt securities to decline, but only to a limited extent.  More important, changes in interest rates could cause periods of strong up or down market price trends, during which the Partnership’s profit potential generally increases.  However, inflation can also give rise to markets which have numerous short price trends followed by rapid reversals, markets in which the Partnership is likely to suffer losses.

(b)           Liquidity

The Partnership’s assets are generally held as cash or cash equivalents which are used to margin the Partnership’s futures positions and are withdrawn, as necessary, to pay redemptions and expenses.  Other than potential market-imposed  limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading, the Partnership’s assets are highly liquid and are expected to remain so.  During its operations through December 31, 2007, the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the General Partner on behalf of the Partnership.

(c)           Critical Accounting Policies

The Partnership records its transactions in futures contracts, including related income and expenses, on a trade date basis.  Open futures contracts traded on an exchange are valued at fair value, which is based on the closing settlement price on the exchange where the futures contract is traded by the Partnership on the day with respect to which Net Assets are being determined.

The Partnership accounts for subscriptions, allocations and redemptions on a per partner capital account basis.  Income or loss, prior to the General Partner Profit Share allocation, is allocated pro rata to the capital accounts of all partners.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, such as accrual of expenses, that affect the amounts and disclosures reported in the financial statements.  Based on the nature of the business and operations of the Partnership, the General Partner believes that the estimates utilized in preparing the Partnership’s financial statements are appropriate and reasonable; however, actual results could differ from these estimates.

The estimates used do not provide a range of possible results that would require the exercise of subjective judgment.  The General Partner further believes that, based on the nature of the business and operations of the Partnership, no other reasonable assumptions relating to the application of the Partnership’s critical accounting estimates other than those currently used would likely result in materially different amounts from those reported.

(d)           Off-Balance Sheet Arrangements

The Partnership does not engage in off-balance sheet arrangements with other entities.

(e)           Contractual Obligations

The Partnership is a Smaller Reporting Company, as defined by Rule 229.10(f)(1) and therefore this item is not applicable.

(f)           Results of Operations

Performance Summary

The profitability of trend-following trading techniques such as MAAP depends upon the occurrence of major price moves in at least some of the futures contracts traded.  The General Partner’s trading methods are confidential, so that the only information that can be furnished regarding the Partnership’s results of operations is its performance record.  The Partnership engages in speculative trading and the Partnership may enter into long, short or neutral positions in the markets in which it trades.  Because the Partnership’s trading strategies depend heavily on global price trends (both positive and negative), and these price trends may be affected by global economic conditions and may at times be seasonal, the Partnership will be affected by such conditions and trends.  The past performance of the Partnership is not necessarily indicative of future results.  The General Partner believes, however, that there are certain market conditions — for example, markets with strong price trends — in which the Partnership has a better opportunity of being profitable than in others.

2007

During 2007, the Partnership achieved a net realized and unrealized gain of $34,149,681 from its trading operations, which is net of brokerage commissions of $141,878.  The Partnership accrued total expenses of $2,980,296, including $1,689,047 in Selling Agent Administrative and Service Fees, $1,130,040 in Management Fees (paid to the General Partner) and $161,208 in operating expenses.  The Partnership earned $2,990,447 in interest income and allocated a Profit Share of $6,168,710 to the General Partner.  An analysis of trading gains and losses (not adjusted for any fees or expenses) by market sector is as follows:

Sector	% Gain (Loss)
S&P 500	(3.98)%
Bonds	(3.74)%
Yen	1.24%
Energy	24.85%
Metals	11.53%
Grains	30.07%

Total Portfolio	66.93%

The Partnership experienced strong gains in 2007, particularly after mid-August when the Federal Reserve began a series of monetary easing moves to counteract the financial market turmoil resulting from the sub-prime mortgage crisis.  Although energy and grain markets had been strengthening since early in 2007, these markets along with precious metals and the yen developed accelerating advances with the advent of easier monetary policy.  Because the Partnership was long the three commodity sectors (energy grains, and metals) and the Yen these advancing prices yielded strong returns for the Partnership.

The Partnership was short the long-term bond futures throughout most of 2007 which proved to be a moderately unprofitable position.  Although the Partnership was neutral in the S&P 500 futures position throughout much of the year, the few positions that it did take were also moderately unprofitable.

2006

During 2006, the Partnership achieved a net realized and unrealized loss of $2,314,184 from its trading operations, which is net of brokerage commissions of $125,731.  The Partnership accrued total expenses of $2,049,647, including $1,292,554 in Selling Agent Administrative and Service Fees, $687,913 in Management Fees (paid to the General Partner) and $69,180 in operating expenses.  The Partnership earned $2,140,749 in interest income and allocated a Profit Share of $141,714 to the General Partner.  An analysis of trading gains and losses (not adjusted for any fees or expenses) by market sector is as follows:

Sector	% Gain (Loss)
S&P 500	0.48%
Bonds	1.44%
Yen	(4.36)%
Energy	(14.41)%
Metals	16.64%
Grains	8.83%

Total Portfolio	3.01%

The Partnership generated a moderate gain for the year, led by strong performance of the Partnership’s investments in metals and agricultural commodities.  Trading in S&P 500 futures and U.S. treasuries added small amounts to the Partnership’s performance, but the Partnership suffered moderate losses on its Yen trading and significant losses in energy trading.

Continued strong global economic conditions led to strong performance of industrial and precious metal prices.  Concerns over possible shortages also supported prices of industrial metals.  Concerns over inflation, weakening of the U.S. Dollar, and diversification away from U.S. Dollars also boosted precious metal prices.

During the first half of 2006, short positions in short-term and long-term interest rate futures were widely profitable as interest rates rose on the back of strong growth, inflation worries, and Fed Funds rate increases.  By July, however, there was growing concern that tighter Central Bank monetary policies throughout the world might induce a growth slowdown.  As a result, interest rates, particularly long-term interest rates, came down.  The downward pressure on long-term interest rates was augmented by OPEC and Bank of China purchases of longer term government bonds for reserve management purposes.  On balance, there was still a modest profit for the year from interest rate trading.

The Partnership’s Yen trading was unprofitable in 2006.  Significant volatility without sustained trends characterized most currency markets.  Elsewhere, trading of grains was profitable while the Partnership’s energy trading suffered significant overall losses for the year, despite several strong months.

2005

During 2005, the Partnership achieved a net realized and unrealized gain of $3,439,767 from its trading operations, which is net of brokerage commissions of $104,850.  The Partnership accrued total expenses of $809,235, including $490,891 in Selling Agent Administrative and Service Fees, $279,667 in Management Fees (paid to the General Partner) and $38,677 in operating expenses.  The Partnership earned $477,981 in interest income and allocated a Profit Share of $692,016 to the General Partner.  An analysis of trading gains and losses (not adjusted for any fees or expenses) by market sector is as follows:

Sector	% Gain (Loss)
S&P 500	(0.23)%
Bonds	(0.49)%
Yen	(12.11)%
Energy	31.36%
Metals	16.21%
Grains	0.78%

Total Portfolio	35.27%

The Partnership experienced another year of strong gains in 2005, led by strong performance in the Partnership’s investments in energy and metals futures.  The Partnership had small losses in its S&P 500 Futures and U.S. treasuries and a small gain in its grain portfolio.  The Partnership also suffered losses in its Yen portfolio.

Strong growth of industrial production, especially in China, underpinned demand for metals, and long positions in copper and silver generated gains.  Continuing expansion of money supply worldwide fueled demand for precious metals and long gold and silver positions were also profitable.

Trading of U.S. stock indices, which were range-bound for much of the year, was not profitable in 2005.

Energy prices were highly volatile in 2005 and the Partnership was able to capitalize on that volatility.

Interest rates were also quite volatile during 2005.  Early in the year, markets expected continuing declines in non-U.S. interest rates, and further advances in short term U.S. rates.  Later on, however, interest rates rose rather broadly as the European Central Bank joined the Federal Reserve in raising official rates, as growth in emerging economies remained strong, as Japan showed evidence of exiting from its protracted slump, and as high prices for energy and other commodities induced inflation fears that periodically roiled markets.  The Partnership’s portfolio of treasuries was down for the year, with a slight net loss for 2005.

Turning to currencies, the Partnership’s currency trading suffered significant losses.  Weakness in the Yen is a trend that continued from 2004.

Trading of agricultural commodities generated only minimal gains on the year.  Prices of corn, wheat and elements of the soybean complex experienced wide swings in 2005, and modest gains were sustained across the grain sector of the portfolio.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is a Smaller Reporting Company, as defined by Rule 229.10(f)(1) and therefore this item is not applicable.

Item 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements required by this item, including the reports of McGladrey & Pullen, LLP for the fiscal years ended December 31, 2007 and 2006, and the report of Salvatore Albanese & Co. for the fiscal year ended December 31, 2005 are included herewith following the Index to Financial Statements.

Because the Partnership is a Smaller Reporting Company, as defined by Rule 229.10(f)(1), the supplementary financial information required by Item 302 of Regulation S-K is not applicable.

Item 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A:  CONTROLS AND PROCEDURES

(a)           Disclosure Controls and Procedures

AIS, the general partner and trading advisor of the Partnership, with the participation of AIS’ President and Vice President, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this annual report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.  Additionally, there were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

(b)           Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B:  OTHER INFORMATION

None.

PART III

Item 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)           Identification of Directors and Executive Officers.

(i)           As a limited partnership, the Partnership itself has no officers, directors or employees.  The Partnership’s affairs are managed by the General Partner.  Trading decisions are made by the General Partner on behalf of the Partnership.

The principals of the General Partner and their business backgrounds are as follows.

John Hummel, age 62, has been the President, Treasurer, Director, a member and a principal of AIS since its inception.   Mr. Hummel has been a research analyst and portfolio manager in the securities field since June 1967 and has traded commodities for his personal account since February 1981 and for customers since June 1983.  Mr. Hummel has also been, since its inception in September 1993, the President and a Director and member of AIS Capital Management LLC (“AIS Capital Management”) and its predecessor, AIS Capital Management, Inc., a registered commodity pool operator and investment adviser.  From May 1990 until March 31, 1993, Mr. Hummel was affiliated with Cowen & Company, a broker dealer and investment adviser formed in 1918 which is a member of the New York Stock Exchange and all other principal United States exchanges.  At Cowen & Company, Mr. Hummel was directly responsible for managing individual and institutional stock and bond portfolios.  From June 1987 until July 1990, Mr. Hummel was affiliated with Matuschka & Co. L.P. (formerly Matuschka Moser Partners L.P.) , a United States affiliate of The Matuschka Group, a privately-owned investment firm headquartered in Germany, from June 1987 until October 1990, where he was directly responsible for managing individual and institutional stock and bond portfolios.  Also during such time, Mr. Hummel was affiliated with Matuschka Moser Futures Management Corporation where he acted as a portfolio manager with respect to futures trading.  Prior to joining Matuschka & Co. L.P. in June 1987, Mr. Hummel was a Managing Director of Mitchell Hutchins Asset Management, Inc., at the time a subsidiary of PaineWebber Inc. (which was later acquired by UBS Global Asset Management US Inc.), where he had been responsible for individual and institutional investment portfolios since January 1977.  Mr. Hummel directed the trading of Mitchell Hutchins Futures Fund, Ltd. from its inception in December 1983 through June 1987.  From April 1976 to December 1976, Mr. Hummel worked for Reynolds Securities, Inc. in Milwaukee, Wisconsin.  From June 1969 to April to 1976, Mr. Hummel served as President of Asset Management Corporation, an investment advisory firm which he helped organize.  From June 1967 to June 1969, Mr. Hummel worked as a research analyst for Robert W. Baird & Co., a brokerage firm in Milwaukee, Wisconsin.  Mr. Hummel received a B.S. degree in investment management from Northwestern University in 1967.

Bradley C. Stern, age 41, is the Vice President and a member and principal of AIS and of AIS Capital Management.  Mr. Stern graduated from Emory University in May 1988 with a B.B.A. degree and did post-graduate work in finance at New York University in 1991 and 1992.  In September 1988, he became an account executive with Winston Resources, a recruiting firm.  From April 1989 to September 1989, he worked as a liaison between retail brokers and insurance companies regarding such insurance products as annuities, term life and whole life insurance at Thomson McKinnon Securities Inc., a registered broker-dealer.   In September 1989, Mr. Stern became an Assistant Portfolio Manager at Cowen & Company and his responsibilities increased over the following three years to include acting as a Trading Analyst for Cowen & Company.  In March 1993, Mr. Stern left Cowen & Company with Mr. Hummel to join AIS as an associated person.  Mr. Stern became a principal of AIS in November 1993.

Robert F. Ward, age 56, is a member and principal of AIS.  Mr. Ward has 27 years of investment consulting and investment experience.  Mr. Ward graduated from Metropolitan State College in 1974.  Prior to joining AIS Capital Management in December of 2005, Mr. Ward was a Senior Vice-President, Investments with Morgan Stanley (March 2000 – December 2005), Paine Webber (March 1988 – February 2000) and Kidder Peabody, Inc. (August 1983 – March 1988).  His business relationship with AIS and John Hummel has spanned over two decades.

(ii)           Identification of Certain Significant Employees

None.

(iii)           Family Relationships

None.

(iv)           Business Experience

See above.

(v)           Involvement in Certain Legal Proceedings.

None.

(vi)          Promoters and Control Persons

Not Applicable.

(b)           Section 16(a) Beneficial Ownership Reporting Compliance

AIS Futures Management LLC, John Hummel and Brad Stern each filed their initial reports on Form 3 after the Interests became registered under Section 12 of the Securities Exchange Act of 1934.  No subsequent filings on Form 4 or Form 5 have been required.  [AIS – please confirm whether AIS, John or Brad acquired Interests in the Partnership (as a Limited Partner) during 2007]

(c)           Code of ethics

The Partnership has no employees, officers or directors and is managed by AIS.  AIS has adopted a Code of Ethics that applies to its principal executive officer and certain other officers and employees of AIS.  A copy of this Code of Ethics may be obtained at no charge by written request to AIS Futures Management LLC, 187 Danbury Road, P.O. Box 806, Wilton, CT 06897 or by calling AIS at (203) 563-1180.

Item 11:  EXECUTIVE COMPENSATION

The Partnership itself has no officers, directors or employees.  None of the principals, officers or employees of AIS receive compensation from the Partnership.  AIS makes all trading decisions for the Partnership.  AIS receives a monthly Management Fee from the Partnership of 1/12 of 2% month-end Net Assets attributable to Series A Interests and an annual Profit Share equal to 20% of New Trading Profit realized on Series A Interests, payable at the end of each calendar year on a “high water mark” basis.  Because Limited Partners purchase Interests at different times, they may recognize different amounts of New Trading Profit.  Each Limited Partner is charged a Profit Share only on the New Trading Profit allocable to such Limited Partner’s investment in the Partnership.  There is no Management Fee or Profit Share with respect to Series B Interests, which are available only to AIS and its principals.

The officers of AIS are compensated by AIS in their respective positions.  The officers receive no other compensation from the Partnership.  There are no compensation plans or arrangements relating to a change in control of either the Partnership or AIS.

Item 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Securities authorized for issuance under equity compensation plans

None.

(b)	Security ownership of certain beneficial owners

As of February 29, 2008, the General Partner knows of the following persons who own beneficially more than 5% of the Partnership’s Interests as follows: [AIS to provide info]

Name and Address	Value of Interests held	Percentage Ownership

City of Meridian Police and Fire Fund P.O. Box 66734 St. Louis, MO 36166	$7,527,546	7.01%
City of Meridian Employees Fund P.O. Box 66734 St. Louis, MO 63166	$7,527,546	7.01%

All of the Partnership’s general partner interest is held by AIS Futures Management LLC.

(c)	Security Ownership of Management

The Partnership has no officers or directors.  Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner, which has discretionary authority over the Partnership’s trading.  As of February 29, 2008, the General Partner’s interest in the Partnership was valued at $442,326, which constituted 0.41% of the Partnership’s total assets. As of February 29, 2008, no director, executive officer or member of the General Partner beneficially owned Interests in the Partnership.

(d)	Changes in Control

There have been no changes in control of the Partnership.

Item 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See “Item 11: Executive Compensation” and “Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”  The Partnership paid the General Partner $1,130,041 in Management Fees for the year ended December 31, 2007.  The Partnership allocated to the General Partner $6,168,710 in Profit Shares for the year ended December 31, 2007.  The General Partner’s interest in the Partnership showed an allocation of profit (loss) of $134,624 for the year ended December 31, 2007.  The Management Fees and Profit Shares paid by the Partnership to AIS were not negotiated and are higher than they would have been had they been the result of arm’s-length bargaining.

The Partnership has not and does not make any loans to the General Partner, its affiliates, their respective officers, directors or employees or the immediate family members of any of the foregoing, or to any entity, trust or other estate in which any of the foregoing has any interest, or to any other person (provided that the purchase of U.S. Treasury obligations and the deposit of Partnership assets with banks, futures brokers and foreign exchange counterparties in connection with the trading operations of the Partnership are not considered to be loans).

None of the General Partner, its affiliates, their respective officers, directors and employees or the immediate family members of any of the foregoing, or any entity trust or other estate in which any of the foregoing has any interest has, to date, sold any asset, directly or indirectly, to the Partnership.

The Partnership has no directors, officers or employees and is managed by the General Partner.  The General Partner is managed by its principals, none of whom is independent of the General Partner.

Item 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed to the Partnership for professional audit services provided by McGladrey & Pullen, LLP, the Partnership’s independent registered public accountant, for the audit of the Partnership’s annual financial statements for the years ended December 31, 2007 and 2006.

FEE CATEGORY	2007	2006

Audit Fees(1)	$54,000	$40,000
Audit-Related Fees	-	-
Tax Fees(2)	-	-
All Other Fees	-	-

TOTAL FEES	$54,000	$40,000

(1)
Audit fees consist of fees for professional services rendered for the audit of the Partnership’s financial statements and review of financial statements included in the Partnership’s quarterly reports.

(2)	Tax fees consist of compliance fees for the preparation of original tax returns.

Neither the Partnership nor AIS has an audit committee to pre-approve accountant and auditor fees and services.  In lieu of an audit committee, the principals of AIS pre-approve all billings prior to the commencement of services.

PART IV

Item 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The financial statements required by this Item are included herewith, beginning following the Index to Financial Statements appearing after the signature page hereof, and are incorporated into this Item 15.

(b)	Exhibits

The following documents (unless otherwise indicated) are filed herewith and made part of this registration statement.

Exhibit Designation	Description
*3.1	Certificate of Formation of AIS Futures Fund IV L.P.
**4.2	Fourth Amended and Restated Limited Partnership Agreement of AIS Futures Fund IV L.P., dated as of March 1, 2008
***10.1	Customer Agreement between Calyon Financial Inc. and AIS Futures Fund IV L.P.
*16.1	Letter re: Change in Certifying Accountant
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer

* This exhibit is incorporated by reference to the exhibit of the same number and description filed with the Partnership’s Registration Statement (File No. 000-52599) filed on April 30, 2007 on Form 10 under the Securities Exchange Act of 1934.

** This exhibit is incorporated by reference to the exhibit of the same number and description filed with the Partnership’s Current Report (File No. 000-52599) filed on March 5, 2008 on Form 8-K under the Securities Exchange Act of 1934.

*** This exhibit is incorporated by reference to the exhibit of the same number and description filed with the Partnership’s Registration Statement (File No. 000-52599) filed on April 30, 2007 on Form 10 under the Securities Exchange Act of 1934.  As of January 2, 2008, Calyon Financial Inc. was renamed Newedge Financial Inc.  The existing Customer Agreement remains in effect, but under the new name.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 2008	AIS FUTURES FUND IV L.P. By: AIS FUTURES MANAGEMENT LLC
By: /s/ John Hummel Name: John Hummel Title: President

INDEX TO FINANCIAL STATEMENTS

AIS Futures Fund IV L.P. Annual Report, December 31, 2007

Report of Independent Registered Public Accounting Firm	F-2
Independent Auditor’s Report	F-3
Statements of Financial Condition at December 31, 2007 and 2006	F-4
Condensed Schedule of Investments at December 31, 2007	F-5
Condensed Schedule of Investments at December 31, 2006	F-6
Statements of Operations For the Years Ended December 31, 2007, 2006 and 2005	F-7
Statements of Changes in Partner’s Capital (Net Asset Value) For the Years Ended December 31, 2007, 2006 and 2005	F-8
Notes to Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
AIS Futures Fund IV L.P.

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of AIS Futures Fund IV L.P. (the Partnership) as of December 31, 2007 and 2006 and the related statements of operations and changes in partners’ capital for each of the two years in the period ended December 31, 2007.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AIS Futures Fund IV L.P. as of December 31, 2007 and 2006, and the results of its operations for each of the two years in the period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Chicago, Illinois
March 25, 2008

McGladrey & Pullen, LLP is a member firm of RSM International- an affiliation of separate and independent legal entities.

Salvatore Albanese & Co.
CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITOR’S REPORT

To the Partners
AIS Futures Fund IV L.P.
Wilton, Connecticut

We have audited the accompanying statement of financial condition, including the condensed schedule of investments, of AIS Futures Fund IV L.P. as of December 31, 2005, and the statements of operations and changes in partners’ capital for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Partnership’s management. Our responsibility to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An Audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AIS Futures Fund IV L.P. as of December 31, 2005, and the results of its operations for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the 2005 and 2004 basic financial statements taken as a whole. The supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements, but is supplementary information required by Regulation 4.22(c) under the Commodity Exchange Act. Such information as of December 31, 2005 and 2004 has been subjected to the auditing procedures applied in the audit of the 2005 and 2004 basic financial statements taken as a whole.

/s/ Salvatore Albanese & Co.

New York, New York
March 19, 2006

875 Avenue of the Americas, New York, NY 10001
Tel: (212) 714-0064 Fax: (212) 629-9553
65 East John Street, Hicksville, NY 11801
Tel: (516) 417-8503 Fax: (516) 213-4895
www.salabanese.com

AIS FUTURES FUND IV L.P.
STATEMENTS OF FINANCIAL CONDITION
December 31, 2007 and 2006
_________________

	2007	2006
ASSETS
Equity in broker trading account
Cash	$(2,627,100)	$3,341,803
United States government securities	78,742,449	50,875,254
Unrealized gain (loss) on open contracts	6,768,725	(1,978,076)
Interest receivable	13,234	2,712

Deposits with broker	82,897,308	52,241,693

Cash	4,353,255	546,030

Total assets	$87,250,563	$52,787,723

LIABILITIES
Accounts payable	$38,996	$51,208
Commissions and other trading fees on open contracts	18,810	19,112
Management Fee payable	126,174	72,095
General Partner Profit Share allocation payable	5,851,372	83,935
Selling Agent administrative and service fee payable	207,659	140,573
Subscriptions received in advance	1,726,500	546,000
Redemptions payable	1,349,528	130,526

Total liabilities	9,319,039	1,043,449

PARTNERS’ CAPITAL (Net Asset Value)
General Partner – Series B
(57.468 units outstanding at December 31, 2007 and 2006)	313,793	179,169
Limited Partners – Series A
(29,522.064 and 30,118.862 (as restated) units
outstanding at December 31, 2007 and 2006)	77,617,731	51,565,105

Total partners’ capital (Net Asset Value)	77,931,524	51,744,274

	$87,250,563	$52,787,723

See accompanying notes.

AIS FUTURES FUND IV L.P.
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2007
_______________

UNITED STATES GOVERNMENT SECURITIES
Face Value	Maturity Date	Description	Fair Value	% of Net Asset Value

$ 6,000,000	01/03/08	U.S. Treasury Bills	$ 5,997,565	7.70%
4,000,000	01/10/08	U.S. Treasury Bills	3,994,571	5.13%
1,500,000	01/31/08	U.S. Treasury Bills	1,493,796	1.92%
5,000,000	02/07/08	U.S. Treasury Bills	4,974,904	6.38%
1,500,000	02/14/08	U.S. Treasury Bills	1,491,737	1.91%
1,000,000	02/21/08	U.S. Treasury Bills	994,307	1.27%
6,000,000	03/06/08	U.S. Treasury Bills	5,954,244	7.64%
5,000,000	03/20/08	U.S. Treasury Bills	4,956,104	6.36%
8,000,000	04/03/08	U.S. Treasury Bills	7,916,032	10.16%
3,000,000	04/10/08	U.S. Treasury Bills	2,965,056	3.80%
2,000,000	04/17/08	U.S. Treasury Bills	1,976,567	2.53%
4,000,000	04/24/08	U.S. Treasury Bills	3,950,253	5.07%
10,000,000	05/01/08	U.S. Treasury Bills	9,871,133	12.67%
9,000,000	05/08/08	U.S. Treasury Bills	8,884,209	11.40%
2,500,000	05/15/08	U.S. Treasury Bills	2,467,981	3.17%
3,000,000	05/22/08	U.S. Treasury Bills	2,961,271	3.80%
4,500,000	05/29/08	U.S. Treasury Bills	4,440,666	5.70%
3,500,000	06/05/08	U.S. Treasury Bills	3,452,053	4.43%

		Total United States government securities* (cost, plus accrued interest, - $78,742,449)	$ 78,742,449	101.04%

LONG FUTURES CONTRACTS**
	Description		Fair Value	% of Net Asset Value

	Agricultural		$ 4,457,287	5.72%
	Currencies		(758,831)	(0.97)%
	Energy		1,704,336	2.19%
	Metals		802,902	1.03%

	Total long futures contracts		6,205,694	7.97%

SHORT FUTURES CONTRACTS
Number of Contracts	Description

419	Interest Rates (30 Year U.S. Treasury Bond, expires 03/2008)		563,031	0.72%

	Total futures contracts		$ 6,768,725	8.69%

* Pledged as collateral for the trading of futures and options on futures contracts.
** No individual futures contract position constituted greater than 5 percent of Net Asset Value.  Accordingly, the number of contracts and expiration dates are not presented.

See accompanying notes.

AIS FUTURES FUND IV L.P.
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2006
_______________

UNITED STATES GOVERNMENT SECURITIES
Face Value	Maturity Date	Description	Fair Value	% of Net Asset Value

$ 9,000,000	01/04/07	U.S. Treasury Bills	$ 8,992,318	17.38%
2,000,000	01/11/07	U.S. Treasury Bills	1,996,279	3.86%
500,000	01/18/07	U.S. Treasury Bills	498,584	0.96%
6,000,000	02/01/07	U.S. Treasury Bills	5,971,749	11.54%
8,000,000	04/05/07	U.S. Treasury Bills	7,893,629	15.26%
11,000,000	05/03/07	U.S. Treasury Bills	10,811,138	20.89%
9,000,000	05/10/07	U.S. Treasury Bills	8,836,491	17.08%
6,000,000	05/31/07	U.S. Treasury Bills	5,875,066	11.35%

		Total United States government securities* (cost, plus accrued interest, - $50,875,254)	$ 50,875,254	98.32%

LONG FUTURES CONTRACTS**
	Description		Fair Value	% of Net Asset Value

	Agricultural		$ 10,090	0.02%
	Currencies		(953,587)	(1.84)%
	Energy		(732,312)	(1.42)%
	Stock Index		43,050	0.08%
	Metals		(1,423,598)	(2.75)%

	Total long futures contracts		(3,056,357)	(5.91)%

SHORT FUTURES CONTRACTS
Number of Contracts	Description

335	Interest Rates (30 Year U.S. Treasury Bond, expires 03/2007)		1,078,281	2.08%

	Total futures contracts		$ (1,978,076)	(3.83)%

* Pledged as collateral for the trading of futures and options on futures contracts.
** No individual futures contract position constituted greater than 5 percent of Net Asset Value.  Accordingly, the number of contracts and expiration dates are not presented.

See accompanying notes.

AIS FUTURES FUND IV L.P.
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2007, 2006 and 2005
_______________

	2007	2006	2005
TRADING GAINS (LOSSES)
Trading gains (losses)
Realized	$25,544,758	$2,560,006	$234,113
Change in unrealized	8,746,801	(4,748,459)	3,310,504
Brokerage commissions	(141,878)	(125,731)	(104,850)

Total trading gains (losses)	34,149,681	(2,314,184)	3,439,767

NET INVESTMENT INCOME
Income
Interest income	2,990,447	2,140,749	477,981

Expenses
Selling Agent Administrative and Service Fee	1,689,047	1,292,554	490,891
Management Fees	1,130,041	687,913	279,667
Operating expenses	161,208	69,180	38,677

Total expenses	2,980,296	2,049,647	809,235

Net investment income (loss)	10,151	91,102	(331,254)

NET INCOME (LOSS)	34,159,832	(2,223,082)	3,108,513

Less: General Partner Profit Share allocation	6,168,710	141,714	692,016

Net income (loss) for pro rata allocation to all partners	$27,991,122	$(2,364,796)	$2,416,497

See accompanying notes.

AIS FUTURES FUND IV L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Years Ended December 31, 2007, 2006 and 2005
_______________

	Partners’ Capital
	Series B General Partner	Series A Limited Partners	Total

Balances at December 31, 2004	$124,127	$7,763,502	$7,887,629

Net income for the year ended
December 31, 2005
General Partner Profit Share allocation	692,016	0	692,016
Pro rata allocation to all partners	46,841	2,369,656	2,416,497

Subscriptions	0	19,891,772	19,891,772

Redemptions	(692,016)	(1,830,369)	(2,522,385)

Balances at December 31, 2005, as previously reported	170,968	28,194,561	28,365,529

Restatement for redemptions (Note 1) December 31, 2005	0	(481,198)	(481,198)

Balance at December 31, 2005 as restated	170,968	27,713,363	27,884,331

Net income (loss) for the year ended
December 31, 2006
General Partner Profit Share allocation	141,714	0	141,714
Pro rata allocation to all partners	8,201	(2,372,997)	(2,364,796)

Subscriptions	0	29,483,774	29,483,774

Redemptions	(141,714)	(3,259,035)	(3,400,749)

Balances at December 31, 2006	179,169	51,565,105	51,744,274

Net income for the year ended
December 31, 2007
General Partner Profit Share allocation	6,168,710	0	6,168,710
Pro rata allocation to all partners	134,624	27,856,498	27,991,122

Subscriptions	0	12,488,075	12,488,075

Redemptions	(6,168,710)	(14,291,947)	(20,460,657)

Balances at December 31, 2007	$313,793	$77,617,731	$77,931,524

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

The Partnership’s financial statements are presented in conformity with U.S. generally accepted accounting principles, which require the use of certain estimates made by the Partnership’s management.

C.	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

D.	Futures and Options on Futures Contracts

Futures and options on futures are recorded on trade date and reflected at fair value, based on quoted market prices, which is generally the closing settlement price on the exchange.  Gains or losses are realized when contracts are liquidated.  Net unrealized gains or losses on open contracts (the difference between contract trade price and quoted market price) are reflected in the statement of financial condition.  Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.  Brokerage commissions include other trading fees and are charged to expense when contracts are opened.

E.	Securities

United States government securities are stated at cost plus accrued interest, which approximates fair value.

F.	Income Taxes

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

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

Note 1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

F.	Income Taxes (continued)

On January 1, 2007, the Partnership adopted the Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (FIN 48).  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a Partnership's financial statements.  FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements.  It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties.   Implementation of FIN 48 did not result in any adjustments to the Partnership’s statement of financial condition and results of operations.

G.	Capital Accounts

The Partnership offers two Series of Interests.  The Series A Interests are available to all qualified investors, subject to applicable conditions and restrictions.  The Series B Interests are available for sale to the General Partner and its principals.  The Partnership accounts for subscriptions, allocations and redemptions on a per partner capital account basis.  Income or loss, prior to the General Partner Profit Share allocation, is allocated pro rata to the capital accounts of all partners.  The General Partner Profit Share allocation applicable to each Limited Partner is allocated to the General Partner’s capital account from the Limited Partner’s capital account at the end of each calendar year or upon redemption by a Limited Partner.

H.	Redemptions

Limited Partners may require the Partnership to redeem some or all of their capital upon ten days prior written notice.  The ten days prior written notice may be waived at the discretion of the General Partner.  Partner redemptions are recorded on their effective date, which is generally the last day of the month.

I.	Reclassifications

Certain amounts in the 2005 financial statements were reclassified to conform with the 2006 and 2007 presentation.

J.	Statement of Cash Flows

The Partnership has elected not to provide statements of cash flows as permitted by Statement of Financial Accounting Standards No. 102, “Statements of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.”

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

Note 1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

K.	Recently Issued Accounting Pronouncement

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements.  Adoption of SFAS 157 will not have a material impact on the Partnership’s financial position or results of operations.

SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  At this time, management is evaluating the implications of SFAS 157 and its impact on financial statements issued in subsequent periods.

L.	Fair Value

All of the Partnership’s assets and liabilities are considered financial instruments and are reflected at fair value, or are short-term or replaceable on demand.  Therefore, their carrying amounts approximate their fair values.

M.	Change in Accounting Principle and Prior Period Restatement

Pursuant to the provisions of Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150), redemptions approved by the General Partner prior to year end should be recorded as redemptions payable as of year end.  SFAS 150 became effective for the Partnership during the year ended December 31, 2005.  The December 31, 2005 financial statements have been restated to reflect redemptions payable of $481,198, which was previously reported as partners’ capital.

Note 2.	GENERAL PARTNER

The General Partner and commodity trading advisor of the Partnership is AIS Futures Management LLC, which conducts and manages the business and trading activities of the Partnership.

The Third Amended and Restated Limited Partnership Agreement (the “Limited Partnership Agreement”) provides for the General Partner to receive a monthly Management Fee equal to 1/12 of 2% (2% annually) of each Series A Limited Partner’s month-end Net Assets, as defined.  The General Partner also receives a Profit Share allocation equal to 20% of any New Trading Profit, as defined, attributable to each Series A Limited Partner’s Interest achieved as of each calendar year-end or upon redemption.

During 2007, 2006 and 2005, certain Series A Limited Partners were charged Management Fees at a rate lower than described above, to offset the effect of the additional 1.5% per annum Selling Agent Service Fee described in Note 3.  Accordingly, for the years ended December 31, 2007, 2006 and 2005, Management Fees were reduced by approximately $129,000, $195,000 and $63,000, respectively.

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

Note 3.       SELLING AGENT ADMINISTRATIVE AND SERVICE FEES

Certain Series A Limited Partners that were solicited by  Selling Agents are charged an Administrative and Service Fee (the “Service Fee” equal to 1/12 of 2.5% (2.5% annually)) of each Series A Limited Partner’s month-end Net Assets, as defined, sold by them which remain outstanding as of each month-end.  The Selling Agents may pass on a portion of the Service Fee to its investment executives.  In the event the Service Fee is no longer payable to a Selling Agent, the relevant Limited Partner who was solicited by such Selling Agent will no longer be charged the Service Fee.  For the years ended December 31, 2007 and 2006, certain Limited Partners were not subject to the Service Fee.  For the year ended December 31, 2005, all Limited Partners were subject to the Service Fee.

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

Note 4.       DEPOSITS WITH BROKERS

The Partnership deposits funds with its clearing brokers subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements.  Margin requirements are satisfied by the deposit of U.S. Treasury bills and cash with such brokers.  Accordingly, assets used to meet margin and other broker or regulatory requirements are partially restricted.  The Partnership earns interest income on its assets deposited with the brokers.

Note 5.       SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner.  A selling commission of up to 2% of the subscription amount may be deducted from the subscription proceeds and paid to the applicable Selling Agent, if any.  For the years ended December 31, 2007, 2006 and 2005, $0, $1,350 and $0, respectively, in selling commissions were charged to Limited Partners.  Limited Partner subscriptions, as presented in the statement of changes in partners’ capital (net asset value), are net of such selling commissions.

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner.  A Limited Partner may request and receive partial or full redemptions of their capital account as of the close of business on the last business day of any month, subject to restrictions in the Limited Partnership Agreement.

Note 6.       TRADING ACTIVITIES AND RELATED RISKS

The Partnership engages in the speculative trading of U.S. futures contracts and for a brief period of time in 2007 and 2006 traded options on U.S. futures contracts.  The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

Note 6.       TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

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

In addition to market risk, in entering into commodity interest contracts, there is a credit risk that a counterparty will not be able to meet its obligations to the Partnership.  The counterparty for futures and options on futures contracts traded in the United States and on most non-U.S. futures exchanges is the clearinghouse associated with such exchange.  In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from nonperformance by one of their members and, as such, should significantly reduce the credit risk.

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

Note 8.	SUBSEQUENT EVENT

On March 1, 2008, the Partnership adopted its Fourth Amended and Restated Limited Partnership Agreement.  This agreement changed the defined term used to describe

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

Note 8.	SUBSEQUENT EVENT (CONTINUED)

interests in Partnership from “Units of Limited Partnership Interest” to “Limited Partnership Interests” to prevent confusion over the use of the term “units.”  The Partnership accounted for its “Units of Limited Partnership Interest” on a capital account basis prior to March 1, 2008 and will continue to account for its “Limited Partnership Interests” on the same basis going forward.

Note 9.       FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the years ended December 31, 2007, 2006 and 2005.  This information has been derived from information presented in the financial statements.

	2007	2006		2005
Total return for Series A Limited Partners taken as a whole
Total return before Profit Share allocation	67.45%	0.17%		31.78%
Profit Share allocation	(13.86)%	(0.47)%		(7.18)%
Total return after Profit Share allocation	53.59%	(0.30	) %	24.59%

Supplemental Data for Series A Limited Partners
Ratio of expenses to average net asset value:
Expenses, excluding Profit Share allocation	4.98%	4.66%		4.70%
Profit Share allocation	10.30%	0.32%		4.02%
Total expenses	15.28%	4.98%		8.73%
Net investment income (loss) (1)	0.00%	0.17%		(1.95)%

Total returns and ratios are presented for Series A Limited Partners taken as a whole based on the Partnership’s standard Management Fee, Service Fee and Profit Share allocation arrangements.  An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of their capital subscriptions and redemptions and given potentially different fee arrangements for a Series A Limited Partner.

Total returns and ratios exclude the effects of any 2% upfront selling commissions charged by Selling Agents.
______________
(1)	Net investment income (loss) is comprised of interest income less total expenses, excluding the General Partner Profit Share allocation.