Form 10-Q
period 2008-03-31
AIS FUTURES FUND IV LP
filed 2008-05-15
CIK 1023453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended March 31, 2008

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
Yes  ☒ No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes  ☐ No  ☒

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

AIS FUTURES FUND IV L.P.
STATEMENTS OF FINANCIAL CONDITION
March 31, 2008 (Unaudited) and December 31, 2007 (Audited)
_______________

	March 31,	December 31,
	2008	2007
ASSETS
Equity in broker trading account
Cash (deficit)	$(427,975)	$(2,627,100)
United States government securities	114,846,531	78,742,449
Unrealized gain (loss) on open contracts	(3,613,935)	6,768,725
Interest receivable	10,209	13,234

Deposits with broker	110,814,830	82,897,308

Cash	4,176,851	4,353,255

Total assets	$114,991,681	$87,250,563

LIABILITIES
Accounts payable	$35,958	$38,996
Commissions and other trading fees
on open contracts	25,566	18,810
Management Fee payable	161,852	126,174
Accrued General Partner Profit Share allocation	4,187,426	0
General Partner Profit Share allocation payable	179,411	5,851,372
Selling Agent administrative and service fee payable	264,325	207,659
Subscriptions received in advance	4,176,821	1,726,500
Redemptions payable	4,177,882	1,349,528

Total liabilities	13,209,241	9,319,039

PARTNERS’ CAPITAL (Net Asset Value)
General Partner - Series B	404,154	313,793
Limited Partners - Series A	101,378,286	77,617,731

Total partners’ capital (Net Asset Value)	101,782,440	77,391,524

	$114,991,681	$87,250,563

See accompanying notes.

AIS FUTURES FUND IV L.P.
CONDENSED SCHEDULE OF INVESTMENTS
March 31, 2008 (Unaudited)
_______________

UNITED STATES GOVERNMENT SECURITIES
Face Value	Maturity Date	Description	Fair Value	% of Net Asset Value

$8,000,000	04/03/08	U.S. Treasury Bills	$7,997,307	7.86%
3,000,000	04/10/08	U.S. Treasury Bills	2,996,522	2.94%
2,000,000	04/17/08	U.S. Treasury Bills	1,996,293	1.96%
4,000,000	04/24/08	U.S. Treasury Bills	3,989,566	3.92%
10,000,000	05/01/08	U.S. Treasury Bills	9,967,096	9.79%
9,000,000	05/08/08	U.S. Treasury Bills	8,965,735	8.81%
2,500,000	05/15/08	U.S. Treasury Bills	2,489,360	2.44%
3,000,000	05/22/08	U.S. Treasury Bills	2,985,858	2.91%
4,500,000	05/29/08	U.S. Treasury Bills	4,476,568	4.40%
3,500,000	06/05/08	U.S. Treasury Bills	3,479,764	3.42%
10,500,000	07/03/08	U.S. Treasury Bills	10,413,302	10.23%
5,000,000	07/10/08	U.S. Treasury Bills	4,956,676	4.87%
5,000,000	07/24/08	U.S. Treasury Bills	4,963,373	4.88%
1,500,000	07/31/08	U.S. Treasury Bills	1,489,791	1.46%
11,000,000	08/07/08	U.S. Treasury Bills	10,919,785	10.73%
6,500,000	08/14/08	U.S. Treasury Bills	6,450,009	6.34%
5,000,000	08/21/08	U.S. Treasury Bills	4,958,627	4.87%
10,000,000	08/28/08	U.S. Treasury Bills	9,923,852	9.75%
3,500,000	09/11/08	U.S. Treasury Bills	3,480,064	3.42%
3,000,000	09/18/08	U.S. Treasury Bills	2,980,262	2.93%
5,000,000	09/25/08	U.S. Treasury Bills	4,966,721	4.88%

		Total United States government securities*
		(cost - $113,881,841)	$114,846,531	112.81%

LONG FUTURES CONTRACTS**
	Description		Fair Value	% of Net Asset Value
	Agricultural		$(520,560)	(0.51)%
	Currencies		2,376,600	2.33%
	Energy		(1,296,110)	(1.27)%
	Metals		(1,923,190)	(1.89)%

	Total long futures contracts		(1,363,260)	(1.34)%

SHORT FUTURES CONTRACTS
Number of Contracts	Description
	Stock Index**		(2,320,050)	0.07%
675	Interest Rates (30 Year U.S. Treasury Bond, expires 6/2008)		69,375	(2.28)%
	Total short futures contracts		(2,250,675)	(2.21)%

	Total futures contracts		$(3,613,935)	(3.55)%

* Pledged as collateral for the trading of futures and options on futures contracts.
** No individual futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

See accompanying notes.

AIS FUTURES FUND IV L.P.
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2007 (Audited)
_______________
UNITED STATES GOVERNMENT SECURITIES
Face Value	Maturity Date	Description	Fair Value	% of Net Asset Value

$6,000,000	01/03/08	U.S. Treasury Bills	$5,997,565	7.70%
4,000,000	01/10/08	U.S. Treasury Bills	3,994,571	5.13%
1,500,000	01/31/08	U.S. Treasury Bills	1,493,796	1.92%
5,000,000	02/07/08	U.S. Treasury Bills	4,974,904	6.38%
1,500,000	02/14/08	U.S. Treasury Bills	1,491,737	1.91%
1,000,000	02/21/08	U.S. Treasury Bills	994,307	1.27%
6,000,000	03/06/08	U.S. Treasury Bills	5,954,244	7.64%
5,000,000	03/20/08	U.S. Treasury Bills	4,956,104	6.36%
8,000,000	04/03/08	U.S. Treasury Bills	7,916,032	10.16%
3,000,000	04/10/08	U.S. Treasury Bills	2,965,056	3.80%
2,000,000	04/17/08	U.S. Treasury Bills	1,976,567	2.53%
4,000,000	04/24/08	U.S. Treasury Bills	3,950,253	5.07%
10,000,000	05/01/08	U.S. Treasury Bills	9,871,133	12.67%
9,000,000	05/08/08	U.S. Treasury Bills	8,884,209	11.40%
2,500,000	05/15/08	U.S. Treasury Bills	2,467,981	3.17%
3,000,000	05/22/08	U.S. Treasury Bills	2,961,271	3.80%
4,500,000	05/29/08	U.S. Treasury Bills	4,440,666	5.70%
3,500,000	06/05/08	U.S. Treasury Bills	3,452,053	4.43%

		Total United States government securities *
		(cost - $77,920,140)	$78,742,449	101.04%

LONG FUTURES CONTRACTS**
	Description		Fair Value	% of Net Asset Value

	Agricultural		$4,457,287	5.72%
	Currencies		(758,831)	(0.97)%
	Energy		1,704,336	2.19%
	Metals		802,902	1.03%

	Total long futures contracts		6,205, 694	7.97%

SHORT FUTURES CONTRACTS
Number of Contracts	Description

419	Interest Rates (30 Year U.S. Treasury Bond, expires 03/2008)		563,031	0.72%
	Total futures contracts		$6,768,725	8.69%

* Pledged as collateral for the trading of futures and options on futures contracts.
** No individual futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

See accompanying notes.

AIS FUTURES FUND IV L.P.
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2008 and 2007 (Unaudited)
_______________

	Three Months Ended March 31,

	2008	2007
TRADING GAINS (LOSSES)
Trading gains (losses)
Realized	$32,700,346	$700,600
Change in unrealized	(10,382,660)	3,762,559
Brokerage commissions	(41,777)	(43,458)
Total trading gains (losses)	22,275,909	4,419,701

NET INVESTMENT INCOME (LOSS)
Income
Interest income	863,382	681,447

Expenses
Selling Agent Administrative and Service Fee	660,793	395,095
Management Fees	481,236	242,295
Operating expenses	44,950	24,950
Total expenses	1,186,979	662,340
Net investment income (loss)	(323,597)	19,107
NET INCOME (LOSS)	21,952,312	4,438,808
Less: General Partner Profit Share allocation	4,479,458	496,660
Net income (loss) for pro rata
allocation to all partners	$17,472,854	$3,942,148

See accompanying notes.

AIS FUTURES FUND IV L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Three Months Ended March 31, 2008 and 2007 (Unaudited)
_______________
	Partners’ Capital
	Series B	Series A
	General	Limited
	Partner	Partners	Total

Balances at December 31, 2007	$313,793	$77,617,731	$77,931,524

Net income for the three months
ended March 31, 2008
General Partner Profit Share allocation	292,032	0	292,032
Pro rata allocation to all partners	90,361	17,382,493	17,472,854

Subscriptions	0	12,868,070	12,868,070
Redemptions	(292,032)	(6,490,008)	(6,782,040)
Balances at March 31, 2008	$404,154	$101,378,286	$101,782,440

Balances at December 31, 2006	$179,169	$51,565,105	$51,744,274

Net income for the three months
ended March 31, 2007
General Partner Profit Share allocation	4,055	0	4,055
Pro rata allocation to all partners	16,839	3,925,309	3,942,148

Subscriptions	0	3,621,627	3,621,627
Redemptions	(4,055)	(1,177,638)	(1,181,693)
Balances at March 31, 2007	$196,008	$57,934,403	$58,130,411

See accompanying notes.

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	General Description of the Partnership

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

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

On January 1, 2007, the Partnership adopted the Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (FIN 48).  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a Partnership’s financial statements.  FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements.  It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties.   Implementation of FIN 48 did not result in any adjustments to the Partnership’s statement of financial condition and results of operations.

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

The Partnership accounts for certain assets and liabilities at fair value under various accounting literature and applicable industry guidance.  The Company adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurement (SFAS No. 157) on January 1, 2008.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.  In accordance with SFAS No. 157, the Partnership has categorized its financial instruments, based on the priority of inputs to the valuation technique, into a three-level fair value hierarchy.  The fair value gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Financial assets and liabilities recorded on the statement of financial condition at March 31, 2008 are categorized as Level 1 based on the inputs to the valuation techniques.  Level 1 means they are based on unadjusted quoted prices for identical assets or liabilities in an active market that the Partnership has the ability to access.

The fair values of Level 1 financial instruments at March 31, 2008, consisted of the following:

Futures contracts	$(3,613,935)
U.S. Treasury Bills	114,846,531

The fair values of futures contracts are based upon an underlying asset, index, or reference rate or a combination of these factors. The Partnership uses futures contracts as part of its trading activities.  The fair value of U.S. Treasury Bills is based on amortized cost, which approximates fair value.

K.	Interim Financial Statements

The financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America may be omitted pursuant to such rules and regulations.  The financial statements reflect, in the opinion of management, all adjustments necessary that were of normal and recurring nature and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated.  The results of operations for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year or for any other period.

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Form 10-K previously filed with the Securities and Exchange Commission.

L.	Recently Issued Accounting Pronouncement

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities.  SFAS 161 amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, to provide users of financial statements with an enhanced understanding of the use of derivative instruments, financial performance, and cash flows.  This Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on agreements.  SFAS 161 is effective for financial statements issued for the Partnership’s first fiscal year beginning after November 15, 2008.  The Partnership is currently evaluating the impact, if any, that this statement will have on its disclosures related to derivative instruments.

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 2.	GENERAL PARTNER

The General Partner and commodity trading advisor of the Partnership is AIS Futures Management LLC, which conducts and manages the business and trading activities of the Partnership.

The Fourth Amended and Restated Limited Partnership Agreement (the “Limited Partnership Agreement”) provides for the General Partner to receive a monthly Management Fee equal to 1/12 of 2% (2% annually) of each Series A Limited Partner’s month-end Net Assets, as defined.  The General Partner also receives a Profit Share allocation equal to 20% of any New Trading Profit, as defined, attributable to each Series A Limited Partner’s Interest achieved as of each calendar year-end or upon redemption.

During the three months ended March 31, 2008 and 2007, certain Series A Limited Partners were charged Management Fees at a rate lower than described above, to offset the effect of the additional 1.5% per annum Selling Agent Service Fee described in Note 3.  Accordingly, for the three months ended March 31, 2008 and 2007, Management Fees were reduced by approximately $30,200 and $43,500, respectively.

Note 3.	SELLING AGENT ADMINISTRATIVE AND SERVICE FEES

Certain Series A Limited Partners that were solicited by  Selling Agents are charged an Administrative and Service Fee (the “Service Fee” equal to 1/12 of 2.5% (2.5% annually)) of each Series A Limited Partner’s month-end Net Assets, as defined, sold by them which remain outstanding as of each month-end.  The Selling Agents may pass on a portion of the Service Fee to its investment executives.  In the event the Service Fee is no longer payable to a Selling Agent, the relevant Limited Partner who was solicited by such Selling Agent will no longer be charged the Service Fee.  For the three months ended March 31, 2008 and 2007, certain Limited Partners were not subject to the Service Fee.

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

The Partnership deposits funds with Newedge Financial Inc., subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements.  Margin requirements are satisfied by the deposit of U.S. Treasury bills and cash with such brokers.  Accordingly, assets used to meet margin and other broker or regulatory requirements are partially restricted.  The Partnership earns interest income on its assets deposited with the broker.

Note 5.	SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner.  A selling commission of up to 2% of the subscription amount may be deducted from the subscription proceeds and paid to the applicable Selling Agent, if any.  For the three months ended March 31, 2008, and 2007, $0 and $0,

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 5.	SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS (CONTINUED)

respectively, in selling commissions were charged to Limited Partners.  Limited Partner subscriptions, as presented in the statement of changes in partners’ capital (net asset value), are net of such selling commissions, if any.

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner.  A Limited Partner may request and receive partial or full redemptions of their capital account as of the close of business on the last business day of any month, subject to restrictions in the Limited Partnership Agreement.

Note 6.	TRADING ACTIVITIES AND RELATED RISKS

The Partnership engages in the speculative trading of U.S. futures contracts and options on U.S. futures contracts.  The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

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

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The following information presents the financial highlights of the Partnership for the three months ended March 31, 2008 and 2007.  This information has been derived from information presented in the financial statements.

	2008		2007
	(Unaudited)		(Unaudited)
Total return for Series A Limited Partners taken as a whole (3)
Total return before Profit Share allocation	27.36%		8.18%
Profit Share allocation	(5.47)%		(0.92)%
Total return after Profit Share allocation	21.89%		7.26%

Supplemental Data for Series A Limited Partners

Ratio of expenses to average net asset value:
Expenses, excluding Profit Share allocation (2)	5.02%		4.79%
Profit Share allocation (3)	4.73%		0.90%
Total expenses	9.75%		5.69%
Net investment income (loss) (1) (2)	(1.38	) %	0.12%

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

PART I – FINANCIAL INFORMATION (continued)

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

The Partnership accounts for certain assets and liabilities at fair value under various accounting literature and applicable industry guidance.  The Partnership adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurement (“SFAS 157”) on January 1, 2008.  SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.  In accordance with SFAS 157, the Partnership has categorized its financial instruments, based on the priority of inputs to the valuation technique, into a three-level fair value hierarchy.  The fair value gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.  All financial assets and liabilities recorded on the statement of financial condition at March 31, 2008 were categorized as Level 1.  The General Partner anticipates than an immaterial amount of the financial assets and liabilities of the Partnership will be categorized as Level 2 or Level 3 on an ongoing basis.

Except as otherwise described, there have been no material changes with respect to the Partnership's critical accounting policies, off-balance sheet arrangements or contractual obligations.

During its operations for the three months ended March 31, 2008, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

PART I – FINANCIAL INFORMATION (continued)

Results of Operations

Performance Summary

The profitability of trend-following trading techniques such as the Multi Asset Allocation Portfolio (“MAAP”) depends upon the occurrence of major price moves in at least some of the futures contracts traded.  The General Partner’s trading methods are confidential, so that the only information that can be furnished regarding the Partnership’s results of operations is its performance record.  The Partnership engages in speculative trading and the Partnership may enter into long, short or neutral positions in the markets in which it trades.  Because the Partnership’s trading strategies depend heavily on global price trends (both positive and negative), and these price trends may be affected by global economic conditions and may at times be seasonal, the Partnership will be affected by such conditions and trends.  The past performance of the Partnership is not necessarily indicative of future results.  The General Partner believes, however, that there are certain market conditions — for example, markets with strong price trends — in which the Partnership has a better opportunity of being profitable than in others.

Three Months Ended March 31, 2008

During the first quarter of 2008, the Partnership achieved a net realized and unrealized gain of $22,275,909 from its trading operations, which is net of brokerage commissions of $41,777.  The Partnership accrued total expenses of $1,186,979, including $660,793 in Selling Agent Administrative and Service Fees, $481,236 in Management Fees (paid to the General Partner) and $44,950 in operating expenses.  The Partnership earned $863,382 in interest income and allocated a Profit Share of $4,479,458 to the General Partner.  An analysis of trading gains and losses (not adjusted for any fees or expenses) by marked sector is as follows:

Sector	% Gain (Loss)

S&P 500	1.55%
Bonds	(2.19)%
Yen	7.04%
Energy	8.38%
Metals	8.41%
Grains	4.32%

Total Portfolio	27.78%

The Partnership continued to experience strong gains in the first quarter of 2008 as it did in the last four and a half months of 2007.  Strength in the three commodity sectors, energy, metals, and grains, and strength in the Yen versus the U.S. dollar were significant contributors to the first quarter’s positive performance.  In addition, a short position in the S&P 500 futures index also contributed to the gain.  The Partnership’s short position in the long-term U.S. Treasury bond futures incurred a moderate loss.

A combination of Federal Reserve easing moves and continued strength in developing country economies appear to be the catalysts for rising commodity prices even as the U.S. economy appears to be weakening.

Three Months Ended March 31, 2007

During the first quarter of 2007, the Partnership achieved a net realized and unrealized gain of $4,419,701 from its trading operations, which is net of brokerage commissions of $43,458.  The Partnership accrued total expenses of $662,340, including $395,095 in Selling Agent Administrative and Service Fees, $242,295 in Management Fees (paid to the General Partner) and $24,950 in operating expenses.  The Partnership earned $681,447 in interest income and allocated a Profit Share of $496,660 to the General Partner.  An analysis of trading gains and losses (not adjusted for any fees or expenses) by marked sector is as follows:

PART I – FINANCIAL INFORMATION (continued)

Sector	% Gain (Loss)

S&P 500	(0.33)%
Bonds	(0.04)%
Yen	(0.04)%
Energy	4.98%
Metals	2.65%
Grains	0.65%

Total Portfolio	7.96%

The Partnership generated strong returns in the first quarter of 2007, led by gains in the Partnership’s investments in metals and energy-related commodities.  Trading in grains also added a small amount to the Partnership’s performance.  The Partnership’s trading in S&P 500 futures, U.S. treasuries and Yen generated modest losses.

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

Not applicable.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

(a)           On January 31, February 29 and March 31, 2008, the Partnership sold limited partnership interests (“Interests”) to new and/or existing limited partners in transactions that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).  The aggregate consideration for Interests sold on January 31, February 29 and March 31, respectively, by the Partnership was $4,251,969, $6,889,509 and $4,172,681, respectively.  The Interests were issued in reliance on an exemption from registration under the Securities Act set forth in Section 4(2) of the Securities Act and Rule 506 thereunder, as transactions not constituting a public offering of securities because the Interests were offered and issued privately, without general solicitation or advertising, only to “accredited investors” as defined in Rule 501(a) with whom the Partnership, the General Partner or a Selling Agent acting on behalf of the General Partner has a pre-existing substantive relationship and with respect to whom it has been determined that the Interests are a suitable investment.  In connection with the sales of the Interests described above, upfront compensation to selling agents was $25,332 and the aggregate proceeds received by the partnership was $15,288,827.

(b)           Not applicable.

(c)           Pursuant to the Partnership’s Limited Partnership Agreement, Limited Partners may withdraw all or part of their capital contributions and undistributed profits, if any, at the end of each calendar month.  The withdrawal by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners.  The following table summarizes the withdrawals by Limited Partners during the first calendar quarter of 2008:

Month	Withdrawal Amounts
January 31, 2008	$684,468
February 29, 2008	$1,627,564
March 31, 2008	$4,177,975

Item 3:  Defaults Upon Senior Securities

(a)           None.

(b)           None.

Item 4:  Submission of Matters to a Vote of Security Holders

None.

PART II – OTHER INFORMATION (continued)

Item 5:  Other Information

(a)           None.

(b)           Not applicable.

Item 6: Exhibits

The following exhibits are incorporated herein by reference from the exhibit of the same number and description filed with the registrant’s Registration Statement on Form 10-K (File No. 000-52599) filed on March 26, 2008.

Exhibit Number	Description of Document
3.1*	Certificate of Formation of AIS Futures Fund IV L.P.
4.2**	Fourth Amended and Restated Limited Partnership Agreement of AIS Futures Fund IV L.P., dated as of March 1, 2008.
10.1***	Customer Agreement between Calyon Financial Inc. and AIS Futures Fund IV L.P.

The following exhibits are included herewith.

Exhibit Number	Description of Document
31.01	Rule 13a-14(a)/15d-14(a) Certification
32.01	Section 1350 Certification

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

***This exhibit is incorporated by reference to the exhibit of the same number and description filed with the Partnership’s Registration Statement (File No. 000-52599) filed on April 30, 2007 on Form 10 under the Securities Exchange Act of 1934. As of January 2, 2008, Calyon Financial Inc. was renamed Newedge Financial Inc. The existing Customer Agreement remains in effect, but under the new name.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2008

AIS FUTURES FUND IV L.P.

By:  AIS FUTURES MANAGEMENT LLCUBS Managed Fund Services Inc.
        General Partner

By: /s/ John Hummel
Name:  John Hummel
Title:  President (principal executive and principal
           financial officer)

S-1