Form 10-Q
period 2008-06-30
AIS FUTURES FUND IV LP
filed 2008-08-14
CIK 1023453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Quarter Ended June 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission file number:  000-52599

AIS FUTURES FUND IV L.P.
(Exact name of registrant as specified in its charter)

Delaware	13-3909977
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

c/o AIS FUTURES MANAGEMENT LLC 187 Danbury Road, Suite 201 Wilton, Connecticut 06897
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

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements	1-5

Item 1. Notes to Financial Statements	6-10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11-14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4. Controls and Procedures	14

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Submission of Matters to a Vote of Security Holders	15

Item 5. Other Information	15

Item 6. Exhibits	16

Signatures	S-1

Rule 13a–14(a)/15d–14(a) Certifications	S-2

Section 1350 Certifications	S-3

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

AIS FUTURES FUND IV L.P.
STATEMENTS OF FINANCIAL CONDITION
June 30, 2008 (Unaudited) and December 31, 2007 (Audited)
_______________

	June 30,	December 31,
	2008	2007
ASSETS
Equity in broker trading account
Cash (deficit)	$(10,678,861)	$(2,627,100)
United States government securities	159,680,943	78,742,449
Unrealized gain on open contracts	16,672,307	6,768,725
Interest receivable	32,083	13,234

Deposits with broker	165,706,472	82,897,308

Cash	7,870,804	4,353,255

Total assets	$173,577,276	$87,250,563

LIABILITIES
Accounts payable	$11,405	$38,996
Commissions and other trading fees
on open contracts	29,970	18,810
Management Fee payable	238,251	126,174
Accrued General Partner Profit Share allocation	12,625,700	0
General Partner Profit Share allocation payable	78,269	5,851,372
Selling Agent administrative and service fee payable	391,391	207,659
Subscriptions received in advance	7,870,774	1,726,500
Redemptions payable	871,511	1,349,528

Total liabilities	22,117,271	9,319,039

PARTNERS' CAPITAL (Net Asset Value)
General Partner - Series B	568,241	313,793
Limited Partners - Series A	150,891,764	77,617,731

Total partners' capital (Net Asset Value)	151,460,005	77,931,524

	$173,577,276	$87,250,563

See accompanying notes.

AIS FUTURES FUND IV L.P.
CONDENSED SCHEDULE OF INVESTMENTS
June 30, 2008 (Unaudited)
_______________

UNITED STATES GOVERNMENT SECURITIES
Face Value	Maturity Date	Description	Fair Value	% of Net Asset Value

$10,500,000	07/03/08	U.S. Treasury Bills	$10,497,222	6.93%
5,000,000	07/10/08	U.S. Treasury Bills	4,995,694	3.30%
5,000,000	07/24/08	U.S. Treasury Bills	4,992,334	3.30%
1,500,000	07/31/08	U.S. Treasury Bills	1,497,399	0.99%
11,000,000	08/07/08	U.S. Treasury Bills	10,976,311	7.25%
6,500,000	08/14/08	U.S. Treasury Bills	6,483,417	4.28%
5,000,000	08/21/08	U.S. Treasury Bills	4,984,915	3.29%
10,000,000	08/28/08	U.S. Treasury Bills	9,969,978	6.58%
3,000,000	09/18/08	U.S. Treasury Bills	2,990,750	1.98%
11,500,000	10/02/08	U.S. Treasury Bills	11,455,703	7.56%
9,000,000	10/09/08	U.S. Treasury Bills	8,964,785	5.92%
2,000,000	10/16/08	U.S. Treasury Bills	1,991,377	1.31%
6,500,000	10/30/08	U.S. Treasury Bills	6,463,719	4.27%
24,000,000	11/06/08	U.S. Treasury Bills	23,854,032	15.75%
2,500,000	11/13/08	U.S. Treasury Bills	2,482,838	1.64%
12,500,000	11/20/08	U.S. Treasury Bills	12,406,707	8.19%
20,000,000	12/04/08	U.S. Treasury Bills	19,828,756	13.09%
5,000,000	12/11/08	U.S. Treasury Bills	4,948,615	3.27%
2,500,000	12/18/08	U.S. Treasury Bills	2,473,629	1.63%
7,500,000	12/26/08	U.S. Treasury Bills	7,422,762	4.90%

		Total United States government securities*
		(cost - $158,929,175)	$159,680,943	105.43%

LONG FUTURES CONTRACTS
Number of Contracts	Description	Fair Value	% of Net Asset Value

	Agricultural**	$357,273	0.24%
	Currencies**	(45,719)	(0.03)%
	Energy
413	Oil (Lt Crude Oil, expires 12/2009 & Heating Oil,expires 10/2008)	8,694,166	5.74%
	Other	1,058,040	0.70%
	Metals**	3,549,003	2.34%

	Total long futures contracts	13,612,763	8.99%

SHORT FUTURES CONTRACTS
Number of Contracts	Description

773	Interest Rates (30 Year U.S. Treasury Bond, expires 09/2008)	(1,738,668)	(1.15)%
	Stock Index**	4,798,212	3.17%

	Total short futures contracts	3,059,544	2.02%

	Total futures contracts	$16,672,307	11.01%

* Pledged as collateral for the trading of futures and options on futures contracts.
** No individual futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

See accompanying notes.

AIS FUTURES FUND IV L.P.
CONDENSED SCHEDULE OF INVESTMENTS (Continued)
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

See accompanying notes.

AIS FUTURES FUND IV L.P.
STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2008 and 2007 (Unaudited)
_______________

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2008	2007	2008	2007
TRADING GAINS (LOSSES)
Trading gains (losses)
Realized	$24,565,629	$4,392,591	$57,265,975	$5,093,191
Change in unrealized	20,286,242	(4,418,563)	9,903,582	(656,004)
Brokerage commissions	(41,434)	(46,918)	(83,211)	(90,376)

Total trading gains (losses)	44,810,437	(72,890)	67,086,346	4,346,811

NET INVESTMENT INCOME (LOSS)
Income
Interest income	728,428	737,527	1,591,810	1,418,974

Expenses
Selling Agent Administrative
and Service Fee	865,323	401,031	1,526,116	796,126
Management Fees	598,934	250,428	1,080,170	492,723
Operating expenses	68,000	25,250	112,950	50,200

Total expenses	1,532,257	676,709	2,719,236	1,339,049

Net investment income (loss)	(803,829)	60,818	(1,127,426)	79,925

NET INCOME (LOSS)	44,006,608	(12,072)	65,958,920	4,426,736

Less: General Partner
Profit Share allocation	8,661,436	(258)	13,140,894	496,402

Net income (loss) for pro rata
allocation to all partners	$35,345,172	$(11,814)	$52,818,026	$3,930,334

See accompanying notes.

AIS FUTURES FUND IV L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
For the Six Months Ended June 30, 2008 and 2007 (Unaudited)
_______________

	Partners' Capital
	Series B	Series A
	General	Limited
	Partner	Partners	Total

Balances at December 31, 2007	$313,793	$77,617,731	$77,931,524

Net income for the six months
ended June 30, 2008
General Partner Profit Share allocation	515,196	0	515,196
Pro rata allocation to all partners	254,448	52,563,578	52,818,026

Subscriptions	0	31,415,140	31,415,140

Redemptions	(515,196)	(10,704,685)	(11,219,881)

Balances at June 30, 2008	$568,241	$150,891,764	$151,460,005

Balances at December 31, 2006	$179,169	$51,565,105	$51,744,274

Net income for the six months
ended June 30, 2007
General Partner Profit Share allocation	17,219	0	17,219
Pro rata allocation to all partners	18,950	3,911,384	3,930,334

Subscriptions	0	6,124,107	6,124,107

Redemptions	(17,219)	(4,231,242)	(4,248,461)

Balances at June 30, 2007	$198,119	$57,369,354	$57,567,473

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

On January 1, 2007, the Partnership adopted the Financial Accounting Standards Board (FASB) Interpretation No. 48,Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (FIN 48).  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a Partnership’s financial statements.  FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements.  It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties.  Implementation of FIN 48 did not result in any adjustments to the Partnership’s financial condition and results of operations.

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

The Partnership has elected not to provide statements of cash flows as permitted by Statement of Financial Accounting Standards No. 102, Statements of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.

J.	Fair Value

The Partnership accounts for certain assets and liabilities at fair value under various accounting literature and applicable industry guidance.  The Company adopted Statement of Financial Accounting Standard No. 157,Fair Value Measurement (SFAS No. 157) on January 1, 2008.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.  In accordance with SFAS No. 157, the Partnership has categorized its financial instruments, based on the priority of inputs to the valuation technique, into a three-level fair value hierarchy.  The fair value gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Financial assets and liabilities recorded on the statement of financial condition at June 30, 2008 are categorized as Level 1 based on the inputs to the valuation techniques.  Level 1 means they are based on unadjusted quoted prices for identical assets or liabilities in an active market that the Partnership has the ability to access.

The fair values of Level 1 financial instruments at June 30, 2008, consisted of the following:

Futures contracts	$16,672,307
U.S. Treasury Bills	159,680,943

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

The financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America may be omitted pursuant to such rules and regulations.  The financial statements reflect, in the opinion of management, all adjustments necessary that were of normal and recurring nature and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated.  The results of operations for the three and six months ended June 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year or for any other period.

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Form 10-K previously filed with the Securities and Exchange Commission.

L.	Recently Issued Accounting Pronouncement

.
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

During the three and six months ended June 30, 2008 and 2007, certain Series A Limited Partners were charged Management Fees at a rate lower than described above, to offset the effect of the additional 1.5% per annum Selling Agent Service Fee described in Note 3.  Accordingly, for the three and six months ended June 30, 2008 and 2007, Management Fees were reduced by approximately $63,600, $40,500 and $93,800 and $84,000, respectively.

Note 3.	SELLING AGENT ADMINISTRATIVE AND SERVICE FEES

Certain Series A Limited Partners that were solicited by  Selling Agents are charged an Administrative and Service Fee (the “Service Fee” equal to 1/12 of 2.5% (2.5% annually)) of each Series A Limited Partner’s month-end Net Assets, as defined, sold by them which remain outstanding as of each month-end.  The Selling Agents may pass on a portion of the Service Fee to its investment executives.  In the event the Service Fee is no longer payable to a Selling Agent, the relevant Limited Partner who was solicited by such Selling Agent will no longer be charged the Service Fee.  For the three and six months ended June 30, 2008 and 2007, certain Limited Partners were not subject to the Service Fee.

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

Note 3.	SELLING AGENT ADMINISTRATIVE AND SERVICE FEES (CONTINUED)

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

Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner.  A selling commission of up to 2% of the subscription amount may be deducted from the subscription proceeds and paid to the applicable Selling Agent, if any.  For the three and six months ended June 30, 2008, and 2007, $2,005, $0, $25,837 and $0, respectively, in selling commissions were charged to Limited Partners.  Limited Partner subscriptions, as presented in the statement of changes in partners’ capital (net asset value), are net of such selling commissions, if any.

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

The following information presents the financial highlights of the Partnership for the three months and six months ended June 30, 2008 and 2007.  This information has been derived from information presented in the financial statements.

	Three months ended				Six months ended
	June 30,				June 30,
	2008		2007		2008		2007
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Total return for Series A Limited Partners
taken as a whole
Total return before Profit Share allocation (3)	39.04%		(0.05	) %	77.09%		8.12%
Profit Share allocation (3)	(8.24	) %	0.00%		(17.66	) %	(0.91	) %
Total return after Profit Share allocation	30.80%		(0.05	) %	59.43%		7.21%

Supplemental Data for Series A Limited Partners

Ratios to average net asset value:
Expenses, excluding Profit Share allocation (2)	5.25%		4.67%		5.14%		4.73%
Profit Share allocation (3)	7.42%		0.00%		12.43%		0.88%
Total expenses	12.67%		4.67%		17.57%		5.61%
Net investment income (loss) (1) , (2)	(2.76	) %	0.40%		(2.14	) %	0.27%

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

__________________________

(1)	The net investment income (loss) is comprised of interest income less total expenses, excluding the General Partner Profit Share allocation.
(2)	Annualized.
(3)	Not annualized.

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

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

The Partnership accounts for certain assets and liabilities at fair value under various accounting literature and applicable industry guidance.  The Partnership adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurement (“SFAS 157”) on January 1, 2008.  SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.  In accordance with SFAS 157, the Partnership has categorized its financial instruments, based on the priority of inputs to the valuation technique, into a three-level fair value hierarchy.  The fair value gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.  All financial assets and liabilities recorded on the statement of financial condition at June 30, 2008 were categorized as Level 1.  The General Partner anticipates than an immaterial amount of the financial assets and liabilities of the Partnership will be categorized as Level 2 or Level 3 on an ongoing basis.

Except as otherwise described, there have been no material changes with respect to the Partnership's critical accounting policies, off-balance sheet arrangements or contractual obligations.

During its operations for the three and six months ended June 30, 2008, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Three Months Ended June 30, 2008

During the three months ended June 30, 2008, the Partnership earned net income for pro rata allocation to all partners of $35,345,172.  The Partnership experienced trading gains of $44,810,437 and earned interest income of $728,428 during this period.  Interest income is derived from cash and U.S. Treasury instruments held at the Partnership's commodity broker.  Interest income for this period decreased $9,099 over the same period in 2007.  A breakdown of trading gains and losses for this period appears below.

Sector	% Gain (Loss)

S&P 500	2.30%
Bonds	1.43%
Yen	(4.33) %
Energy	23.63%
Metals	0.44%
Grains	14.75%

Total Portfolio	38.22%

The Partnership continued to experience strong gains in the second quarter of 2008 as it did in the first quarter of 2008 and last four and a half months of 2007.  Strength in two of the commodity sectors, energy and grains, where the Partnership was long, contributed the largest gains for the Partnership.  In addition, the short positions in the S&P 500 and U.S. Treasury bond futures and the long positions in metals contributed modest gains.  The long position in the Yen experienced a loss in the second quarter.

The Partnership incurs expenses for legal, audit and accounting services and pays management fees and selling agent administrative and service fees.  Total expenses for the period were $1,532,257, which was an increase of $855,548 relative to the corresponding period in 2007.  Selling agent, administrative and service fees, management fees and operating expenses for the period totaled $865,323, $598,934 and $68,000, respectively.

Three Months Ended June 30, 2007

The decrease in the Partnership's net assets of $562,938 was attributable to redemptions of $3,066,768 and a net loss of $11,814, which was partially offset by subscriptions of $2,502,480 and a general partner profit share allocation of $13,164.

PART I – FINANCIAL INFORMATION (continued)

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

Six Months Ended June 30, 2008

During the six months ended June 30, 2008, the Partnership earned net income for pro rata allocation to all partners of $52,818,026.  Total partners’ capital (net asset value) for this period increased by $73,528,481 due to the impact of this net income, as well as subscriptions (net of redemptions) of $20,195,259.  The Partnership experienced trading gains of $67,086,346 and earned interest income of $1,591,810 during this period.  Interest income is derived from cash and U.S. Treasury instruments held at the Partnership's commodity broker.  Interest income for this period increased $172,836 over the same period in 2007.  A breakdown of trading gains and losses for this period appears below.

Sector	% Gain (Loss)

S&P 500	3.89%
Bonds	(0.79) %
Yen	2.41%
Energy	33.99%
Metals	8.89%
Grains	19.72%

Total Portfolio	68.11%

For the first half of 2008, the Partnership experienced strong returns, primarily due to the long positions in energy and grains.  Also contributing positive results were the long positions in metals and yen, and the short position in the S&P 500.  The short position in the U.S. Treasury bond was moderately unprofitable.  A combination of Federal Reserve easing moves in late 2007 and early 2008 and continued strength in developing country economies appears to be the catalysts for rising commodity prices even as the U.S. economy appears to be weakening.

The Partnership incurs expenses for legal, audit and accounting services and pays management fees and selling agent administrative and service fees.  Total expenses for the period were $2,719,236, which was an increase of $1,380,187 relative to the corresponding period in 2007.  Selling agent administrative and service fees, management fees and operating expenses for the period totaled $1,526,116, $1,080,170 and $112,950, respectively.

Six Months Ended June 30, 2007

The increase in the Partnership's net assets of $5,823,199 was attributable to subscriptions of $6,124,107, which were partially offset by redemptions of $4,248,461, net income for pro rata allocation to all partners of $3,930,334 and a general partner profit share allocation of $17,219.

PART I – FINANCIAL INFORMATION (continued)

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T: Controls and Procedures

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

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

(a)           The requested information has been previously reported on Form 8-K.

(b)           Not applicable.

(c)           Pursuant to the Partnership’s Limited Partnership Agreement, Limited Partners may withdraw all or part of their capital contributions and undistributed profits, if any, at the end of each calendar month.  The withdrawal by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners.  The following table summarizes the withdrawals by Limited Partners during the second calendar quarter of 2008:

Month	Withdrawal Amounts
April 30, 2008	$1,925,111
May 31, 2008	$1,418,055
June 30, 2008	$871,511

Item 3:  Defaults Upon Senior Securities

(a)           None.

(b)           None.

Item 4:  Submission of Matters to a Vote of Security Holders

None.

Item 5:  Other Information

(a)           None.

(b)           Not applicable.

PART II – OTHER INFORMATION (continued)

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

____________________________
*This exhibit is incorporated by reference to the exhibit of the same number and description filed with the Partnership’s Registration Statement (File No. 000-52599) filed on April 30, 2007 on Form 10 under the Securities Exchange Act of 1934.

**This exhibit is incorporated by reference to the exhibit of the same number and description filed with the Partnership’s Current Report (File No. 000-52599) filed on March 5, 2008 on Form 8-K under the Securities Exchange Act of 1934.

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

Dated: August 14, 2008

AIS FUTURES FUND IV L.P.

By:  AIS FUTURES MANAGEMENT LLC
        General Partner

By: /s/ John Hummel
Name: John Hummel
Title:   President (principal executive and principal
            financial officer)

S-1