Form 10-Q
period 2008-09-30
AIS FUTURES FUND IV LP
filed 2008-11-14
CIK 1023453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended September 30, 2008

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

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

AIS FUTURES FUND IV L.P.
STATEMENTS OF FINANCIAL CONDITION
September 30, 2008 (Unaudited) and December 31, 2007 (Audited)
_______________

	September 30,	December 31,
	2008	2007
ASSETS
Equity in broker trading account
Cash (deficit)	$27,265,044	$(2,627,100)
United States government securities	107,477,514	78,742,449
Unrealized gain (loss) on open contracts	(29,842,053)	6,768,725
Interest receivable	1,445	13,234

Deposits with broker	104,901,950	82,897,308

Cash	3,105,680	4,353,255

Total assets	$108,007,630	$87,250,563

LIABILITIES
Accounts payable	$39,351	$38,996
Commissions and other trading fees
on open contracts	27,498	18,810
Management fee payable	149,632	126,174
Accrued General Partner profit share allocation	192,156	0
General Partner profit share allocation payable	1,893	5,851,372
Selling agent administrative and service fee payable	269,479	207,659
Subscriptions received in advance	3,105,650	1,726,500
Redemptions payable	1,251,147	1,349,528

Total liabilities	5,036,806	9,319,039

PARTNERS' CAPITAL (Net Asset Value)
General Partner - Series B	321,633	313,793
Limited Partners - Series A	102,649,191	77,617,731

Total partners' capital (Net Asset Value)	102,970,824	77,931,524
	$108,007,630	$87,250,563

See accompanying notes.

AIS FUTURES FUND IV L.P.
CONDENSED SCHEDULE OF INVESTMENTS
September 30, 2008 (Unaudited)
_______________

UNITED STATES GOVERNMENT SECURITIES
Face Value	Maturity Date	Description	Fair Value	% of Net Asset Value

$3,000,000	11/06/08	U.S. Treasury Bills	$2,994,536	2.91%
12,500,000	11/20/08	U.S. Treasury Bills	12,466,647	12.11%
20,000,000	12/04/08	U.S. Treasury Bills	19,928,924	19.35%
5,000,000	12/11/08	U.S. Treasury Bills	4,977,375	4.83%
2,500,000	12/18/08	U.S. Treasury Bills	2,487,782	2.42%
11,500,000	12/26/08	U.S. Treasury Bills	11,442,692	11.11%
10,500,000	01/02/09	U.S. Treasury Bills	10,445,031	10.14%
13,500,000	01/08/09	U.S. Treasury Bills	13,427,830	13.04%
2,000,000	02/05/09	U.S. Treasury Bills	1,986,723	1.93%
8,500,000	02/19/09	U.S. Treasury Bills	8,443,312	8.20%
6,500,000	02/26/09	U.S. Treasury Bills	6,449,258	6.26%
12,500,000	03/19/09	U.S. Treasury Bills	12,427,404	12.07%

		Total United States government securities *
		(cost - $106,986,637)	$107,477,514	104.37%

LONG FUTURES CONTRACTS
Number of Contracts	Description	Fair Value	% of Net Asset Value

	Agricultural
590	Corn (expires 12/2008)	$(7,842,012)	(7.62)%
495	Soybeans (soybeans expires 11/2008)	$(12,278,550)	(11.92)%
	Other**	$(5,142,405)	(4.99)%
	Currencies **	807,300	0.78%
	Energy **	(630,318)	(0.61)%
	Metals **	(7,011,628)	(6.81)%

	Total long futures contracts	$(32,097,613)	(31.17)%

SHORT FUTURES CONTRACTS
Number of Contracts	Description

577	Interest Rates (30 Year U.S. Treasury Bond, expires 12/2008)	977,110	0.95%
	Stock Index **	1,278,450	1.24%

	Total short futures contracts	2,255,560	2.19%

	Total futures contracts	$(29,842,053)	(28.98)%

* Pledged as collateral for the trading of futures and options on futures contracts.
** No individual futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

See accompanying notes.

AIS FUTURES FUND IV L.P.
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2007 (Audited)
_______________

UNITED STATES GOVERNMENT SECURITIES
Face Value	Maturity Date	Description	Fair Value	% of Net Asset Value

$6,000,000	01/03/08	U.S. Treasury Bills	$5,997,565	7.70%
4,000,000	01/10/08	U.S. Treasury Bills	3,994,571	5.13%
1,500,000	01/31/08	U.S. Treasury Bills	1,493,796	1.92%
5,000,000	02/07/08	U.S. Treasury Bills	4,974,904	6.38%
1,500,000	02/14/08	U.S. Treasury Bills	1,491,737	1.91%
1,000,000	02/21/08	U.S. Treasury Bills	994,307	1.27%
6,000,000	03/06/08	U.S. Treasury Bills	5,954,244	7.64%
5,000,000	03/20/08	U.S. Treasury Bills	4,956,104	6.36%
8,000,000	04/03/08	U.S. Treasury Bills	7,916,032	10.16%
3,000,000	04/10/08	U.S. Treasury Bills	2,965,056	3.80%
2,000,000	04/17/08	U.S. Treasury Bills	1,976,567	2.53%
4,000,000	04/24/08	U.S. Treasury Bills	3,950,253	5.07%
10,000,000	05/01/08	U.S. Treasury Bills	9,871,133	12.67%
9,000,000	05/08/08	U.S. Treasury Bills	8,884,209	11.40%
2,500,000	05/15/08	U.S. Treasury Bills	2,467,981	3.17%
3,000,000	05/22/08	U.S. Treasury Bills	2,961,271	3.80%
4,500,000	05/29/08	U.S. Treasury Bills	4,440,666	5.70%
3,500,000	06/05/08	U.S. Treasury Bills	3,452,053	4.43%

		Total United States government securities*
		(cost - $77,920,140)	$78,742,449	101.04%

LONG FUTURES CONTRACTS**
Description	Fair Value	% of Net Asset Value

Agricultural	$4,457,287	5.72%
Currencies	(758,831)	(0.97)%
Energy	1,704,336	2.19%
Metals	802,902	1.03%

Total long futures contracts	6,205,694	7.97%

SHORT FUTURES CONTRACTS
Number of Contracts	Description
419	Interest Rates (30 Year U.S. Treasury Bond, expires 3/2008)	563,031	0.72%

	Total futures contracts	$6,768,725	8.69%

* Pledged as collateral for the trading of futures and options on futures contracts.
** No individual futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

See accompanying notes.

AIS FUTURES FUND IV L.P.
STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2008 and 2007 (Unaudited)
_______________

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
TRADING GAINS (LOSSES)
Trading gains (losses)
Realized	$(26,992,877)	$3,248,287	$30,273,098	$8,341,478
Change in unrealized	(46,514,360)	10,269,572	(36,610,778)	9,613,568
Brokerage commissions	(28,674)	(20,600)	(111,885)	(110,976)

Total trading gains (losses)	(73,535,911)	13,497,259	(6,449,565)	17,844,070

NET INVESTMENT INCOME (LOSS)
Income
Interest income	623,451	730,370	2,215,261	2,149,344

Expenses
Selling agent administrative
and service fee	767,467	402,673	2,293,583	1,198,799
Management fees	511,094	285,784	1,591,264	778,507
Operating expenses	49,320	67,248	162,270	117,448

Total expenses	1,327,881	755,705	4,047,117	2,094,754

Net investment income (loss)	(704,430)	(25,335)	(1,831,856)	54,590

NET INCOME (LOSS)	(74,240,341)	13,471,924	(8,281,421)	17,898,660

Less: General Partner
Profit Share allocation	(12,179,041)	2,433,086	961,853	2,929,488

Net income (loss) for pro rata
allocation to all partners	$(62,061,300)	$11,038,838	$(9,243,274)	$14,969,172

See accompanying notes.

AIS FUTURES FUND IV L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
For the Nine Months Ended September 30, 2008 and 2007 (Unaudited)
_______________

	Partners' Capital
	Series B	Series A
	General	Limited
	Partner	Partners	Total

Balances at December 31, 2007	$313,793	$77,617,731	$77,931,524

Net income (loss) for the nine months
ended September 30, 2008
General Partner Profit Share allocation	769,697	0	769,697
Pro rata allocation to all partners	7,840	(9,251,114)	(9,243,274)

Subscriptions	0	50,284,820	50,284,820

Redemptions	(769,697)	(16,002,246)	(16,771,943)

Balances at September 30, 2008	$321,633	$102,649,191	$102,970,824

Balances at December 31, 2006	$179,169	$51,565,105	$51,744,274

Net income for the nine months
ended September 30, 2007
General Partner Profit Share allocation	82,352	0	82,352
Pro rata allocation to all partners	69,563	14,899,609	14,969,172

Subscriptions	0	8,375,525	8,375,525

Redemptions	(82,352)	(9,240,040)	(9,322,392)

Balances at September 30, 2007	$248,732	$65,600,199	$65,848,931

See accompanying notes.

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS
_______________

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	General Description of the Partnership

AIS Futures Fund IV L.P. (the “Partnership”) is a Delaware limited partnership, which operates as a commodity investment pool.  The Partnership engages in the speculative trading of futures contracts and options on futures contracts.  The Partnership is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (“U.S.”) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges and Futures Commission Merchants (“brokers”) through which the Partnership trades.

The limited partnership agreement provides, among other things, that the Partnership shall dissolve no later than December 31, 2026.

B.	Method of Reporting

The Partnership’s financial statements are presented in conformity with U.S. generally accepted accounting principles, which require the use of certain estimates made by the Partnership’s management.

C.	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

D.	Futures and Options on Futures Contracts

Futures and options on futures are recorded on trade date and reflected at fair value, based on quoted market prices, which is generally the closing settlement price on the primary exchange.  Gains or losses are realized when contracts are liquidated.  Net unrealized gains or losses on open contracts (the difference between contract trade price and quoted market price) are reflected in the statement of financial condition.  Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.  Brokerage commissions include other trading fees and are charged to expense when contracts are opened.

E.	Securities

United States government securities are stated at cost plus accrued interest, which approximates fair value based on quoted market prices.  Any change in value of these securities is reported in interest income on the statement of operations.

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

On January 1, 2007, the Partnership adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (FIN 48).  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a Partnership’s financial statements.  FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements.  It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties.  Implementation of FIN 48 did not result in any adjustments to the Partnership’s statement of financial condition and results of operations.

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

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

J.	Fair Value (continued)

Financial assets and liabilities recorded on the statement of financial condition at September 30, 2008 are categorized as Level 1 based on the inputs to the valuation techniques.  Level 1 means they are based on unadjusted quoted prices for identical assets or liabilities in an active market that the Partnership has the ability to access.

The fair values of Level 1 financial instruments at September 30, 2008, consisted of the following:

Futures contracts	$(29,842,053)
U.S. Treasury Bills	107,477,514

The fair values of futures contracts are based upon an underlying asset, index, or reference rate or a combination of these factors. The Partnership uses futures contracts as part of its trading activities.  The fair value of U.S. Treasury Bills is based on amortized cost, which approximates fair value.

K.	Interim Financial Statements

The financial statements included herin were prepared by us without an audit according to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America may be omitted pursuant to such rules and regulations.  The financial statements reflect, in the opinion of management, all adjustments necessary that were of normal and recurring nature and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated.  The results of operations for the three and nine months ended September 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

During the three and nine months ended September 30, 2008 and 2007, certain Series A Limited Partners were charged Management Fees at a rate lower than described above, to offset the effect of the additional 1.5% per annum Selling Agent Service Fee described in Note 3.  Accordingly, for the three and nine months ended September 30, 2008, Management Fees were reduced by approximately $62,000 (2007=$21,700) and $155,800 (2007= $105,700), respectively.

Note 3.	SELLING AGENT ADMINISTRATIVE AND SERVICE FEES

Certain Series A Limited Partners that were solicited by  Selling Agents are charged an Administrative and Service Fee (the “Service Fee” equal to 1/12 of 2.5% (2.5% annually)) of each Series A Limited Partner’s month-end Net Assets, as defined, sold by them which remain outstanding as of each month-end.  The Selling Agents may pass on a portion of the Service Fee to its investment executives.  In the event the Service Fee is no longer payable to a Selling Agent, the relevant Limited Partner who was solicited by such Selling Agent will no longer be charged the Service Fee.  For the three and nine months ended September 30, 2008 and 2007, certain Limited Partners were not subject to the Service Fee.

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

The Partnership deposits funds with Newedge USA, LLC, subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements.  Margin requirements are satisfied by the deposit of U.S. Treasury bills and cash with such brokers.  Accordingly, assets used to meet margin and other broker or regulatory requirements are partially restricted.  The Partnership earns interest income on its assets deposited with the broker.

Note 5.	SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner.  A selling commission of up to 2% of the subscription amount may be deducted from the subscription proceeds and paid to the applicable Selling Agent, if any.  For the three and nine months ended September 30, 2008, $4,900 (2007=$0) and $30,737 (2007=$0), respectively, in selling commissions were charged to Limited Partners.  Limited Partner subscriptions, as presented in the statement of changes in partners’ capital (net asset value), are net of such selling commissions, if any.

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

Note 5.	SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS (CONTINUED)

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner.  A Limited Partner may request and receive partial or full redemptions of their capital account as of the close of business on the last business day of any month, subject to restrictions in the Limited Partnership Agreement.

Note 6.	TRADING ACTIVITIES AND RELATED RISKS

The Partnership engages in speculative trading of U.S. futures contracts and options on U.S. futures contracts.  The Partnership is exposed to both market risk, the risk arising from changes in the fair value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

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

For futures and options on futures contracts, risks arise from changes in the fair value of the contracts. Theoretically, the Partnership is exposed to a market risk equal to the notional contract value of futures contracts purchased and unlimited liability on such contracts sold short.  As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option.  Written options expose the Partnership to potentially unlimited liability; for purchased options, the risk of loss is limited to the premiums paid.

In addition to market risk, in entering into commodity interest contracts, there is a credit risk that a counterparty will not be able to meet its obligations to the Partnership.  The counterparty for futures and options on futures contracts traded in the United States and on most non-U.S. futures exchanges are brokers, futures commissions merchants and other financial institutions.  In the event these counterparties do not fulfill their obligations, the Partnership may be exposed to risk.  The risk of default depends on the credit worthiness of the counterparty or issuers of the instrument.  In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from nonperformance by one of their members and, as such, should significantly reduce the credit risk.

The Partnership maintains its cash in bank deposit accounts at Wachovia Bank, N.A., Greenwich, Connecticut.  Such accounts may, at times, exceed federally insured limits.  The Partnership has not experienced any losses in such accounts.  The General Partner believes the Partnership is not exposed to any significant credit risk on cash.

The General Partner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so.  The Limited Partners bear the risk of loss only to the extent of the fair value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

Note 7.	INDEMNIFICATIONS

In the normal course of business, the Partnership enters into contracts and agreements that contain a variety of representations and warranties, both of which provide general indemnifications.  The Partnership’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Partnership that have not yet occurred.  The Partnership expects the risk of any future obligation under these indemnifications to be remote.

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

Note 8.	FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three months and nine months ended September 30, 2008 and 2007.  This information has been derived from information presented in the financial statements.

	Three months ended September 30		Nine months ended September 30
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total return for Series A Limited Partners
taken as a whole
Total return before Profit Share allocation (3)	(44.02)%	24.15%	(0.87)%	34.23%
Profit Share allocation (3)	6.02%	(4.40)%	(0.29)%	(5.85)%

Total return after Profit Share allocation	(38.00)%	19.75%	(1.16)%	28.38%

Supplemental Data for Series A Limited Partners

Ratios to average net asset value:
Expenses, excluding Profit Share allocation (2)	3.81%	5.32%	4.61%	4.93%
Profit Share allocation (3)	(8.73)%	4.28%	0.82%	5.17%

Total expenses	(4.92)%	9.60%	5.43%	10.10%

Net investment income (loss) (1) , (2)	(2.03)%	(0.19)%	(2.10)%	0.11%

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

_________________
(1) The net investment income (loss) is comprised of interest income less total expenses, excluding the General Partner Profit Share allocation.
(2) Annualized.
(3) Not annualized.

PART I – FINANCIAL INFORMATION (continued)

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Partnership accounts for certain assets and liabilities at fair value under various accounting literature and applicable industry guidance.  The Partnership adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurement (SFAS 157) on January 1, 2008.  SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.  In accordance with SFAS 157, the Partnership has categorized its financial instruments, based on the priority of inputs to the valuation technique, into a three-level fair value hierarchy.  The fair value gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.  All financial assets and liabilities recorded on the statement of financial condition at September 30, 2008 were categorized as Level 1.  The General Partner anticipates than an immaterial amount of the financial assets and liabilities of the Partnership will be categorized as Level 2 or Level 3 on an ongoing basis.

Except as otherwise described, there have been no material changes with respect to the Partnership's critical accounting policies, off-balance sheet arrangements or contractual obligations.

During its operations for the three and nine months ended September 30, 2008, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Three Months Ended September 30, 2008

During the three months ended September 30, 2008, the Partnership earned net income/(loss) for pro rata allocation to all partners of $(62,061,300).  The Partnership experienced trading gains/(losses) of $(73,535,911) and earned interest income of $623,451 during this period.  Interest income is derived from cash and U.S. Treasury instruments held at the Partnership's commodity broker.  Interest income for this period decreased $106,919 over the same period in 2007.  A breakdown of trading gains and losses for this period appears below.

Sector	% Gain (Loss)

S&P 500	3.13%
Bonds	(1.40)%
Yen	(0.35)%
Energy	(19.60)%
Metals	(9.77)%
Grains	(21.23)%

Total Portfolio	(43.68)%

The Partnership experienced a decline in value during the third quarter of 2008 primarily due to the Partnership’s long positions in grains, energy and metals.  In addition small losses were incurred in the short position in U.S. Treasury bonds and the Japanese Yen.  Only the Partnership’s short position in the S&P 500 created a small gain.

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

PART I – FINANCIAL INFORMATION (continued)

Sector	% Gain (Loss)

S&P 500	(0.91)%
Bonds	(2.59)%
Yen	4.14%
Energy	4.72%
Metals	7.85%
Grains	10.82%

Total Portfolio	24.20%

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

Nine Months Ended September 30, 2008

During the six months ended September 30, 2008, the Partnership earned net income/(loss) for pro rata allocation to all partners of $(9,243,274).  Total partners’ capital (net asset value) for this period increased by $25,039,300 due to the impact of this net income, as well as subscriptions (net of redemptions) of $33,512,877.  The Partnership experienced trading gains/(losses) of $(6,449,565) and earned interest income of $2,215,261 during this period.  Interest income is derived from cash and U.S. Treasury instruments held at the Partnership's commodity broker.  Interest income for this period increased $65,917 over the same period in 2007.  A breakdown of trading gains and losses for this period appears below.

Sector	% Gain (Loss)

S&P 500	7.14%
Bonds	(2.18)%
Yen	2.05%
Energy	7.72%
Metals	(1.75)%
Grains	(5.70)%

Total Portfolio	0.68%

For the first nine months of 2008, the Partnership’s returns from trading were essentially flat as a result of the giveback of the first half’s gains during the third quarter.  Gains for the nine months were achieved from the long position in energy markets, the short position in the S&P 500 and from the long position in the Japanese Yen.  Offsetting those gains were losses in the long positions in the grains, the short position in the U.S. Treasury bonds, and long position in the metals.

While the credit crisis that has enveloped the financial markets has taken a severe toll on prices of most asset classes, the aggressive counter measures that have been taken by the U.S. Treasury, the Federal Reserve, and other major governments should, with time, successfully overwhelm the credit crisis and return the global economy to more normal growth path.

Nine Months Ended September 30, 2007

During the nine months ended September 30, 2007, the Partnership earned net income for pro rata allocation to all partners of $14,969,172.  Total partners’ capital (net asset value) for this period increased by $14,104,657 due to the

PART I – FINANCIAL INFORMATION (continued)

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

Sector	% Gain (Loss)

S&P 500	(3.79)%
Bonds	(0.71)%
Yen	0.15%
Energy	12.52%
Metals	7.97%
Grains	16.32%

Total Portfolio	33.76%

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

PART II – OTHER INFORMATION

Item 1:  Legal Proceedings

None.

Item 1A:  Risk Factors

Recent Market Disruptions.  The global financial markets have recently undergone a period of unprecedented disruption and stress.  Markets previously thought to be uncorrelated have been shown to be correlated, credit markets have in some cases ceased functioning, many markets have experienced record levels of volatility and governments have intervened in extraordinary and often unpredictable ways, often on an emergency basis.  It is impossible to predict what impact these events will have on the Partnership on an ongoing basis.  Many private investment funds have been forced to suspend or limit redemptions and many others have been forced into liquidation.  There can be no assurance that the Partnership will not encounter similar problems, that it will be profitable or that it will avoid substantial (or total) losses.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

(a)           The requested information has been previously reported on Form 8-K.

(b)           Not applicable.

(c)           Pursuant to the Partnership’s Limited Partnership Agreement, Limited Partners may withdraw all or part of their capital contributions and undistributed profits, if any, at the end of each calendar month.  The withdrawal by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners.  The following table summarizes the withdrawals by Limited Partners during the third calendar quarter of 2008:

Month	Withdrawal Amounts
July 31, 2008	$(2,561,674)
August 31, 2008	$(1,484,741)
September 30, 2008	$(1,251,147)

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

 _____________________________
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

Dated: November 14, 2008

AIS FUTURES FUND IV L.P.

By: AIS FUTURES FUND IV L.P.
General Partner

By:	/s/ John Hummel
Name	John Hummel
Title:	President (principal executive and principal financial officer)

S-1