Form 10-K
period 2008-12-31
AIS FUTURES FUND IV LP
filed 2009-03-31
CIK 1023453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-52599

AIS FUTURES FUND IV L.P.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	13-3909977 (I.R.S. Employer Identification No.)

c/o AIS FUTURES MANAGEMENT LLC
187 Danbury Road, Suite 201
Wilton, Connecticut  06897
(Address of principal executive offices) (zip code)

John Hummel
AIS Futures Management LLC
187 Danbury Road, Suite 201
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
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

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
Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ii

TABLE OF CONTENTS

PART I
Item 1:  BUSINESS

(a)	General Development of Business

AIS Futures Fund IV, L.P. (the “Partnership”) is a Delaware limited partnership organized on August 11, 1997 under the Delaware Revised Uniform Limited Partnership Act.  AIS Futures Management LLC (“AIS” or the “General Partner”), a Delaware limited liability company, is the general partner and trading advisor of the Partnership.  The Partnership’s business is speculative trading of futures contracts, options on futures contracts and physical commodities and other commodity-related contracts traded primarily on domestic markets (collectively “Futures Contracts”) pursuant to the trading and investment methodology of AIS.  The Partnership holds a substantial majority of its assets in United States Treasury as margin, or available for margin, to support its futures trading activity.  The Partnership began its trading activities on February 2, 1997.  Under its Limited Partnership Agreement, as amended through the date of this annual report (the “Limited Partnership Agreement”), the Partnership has delegated all aspects of the Partnership’s management to AIS.  Accordingly, AIS controls and manages the business of the Partnership, and purchasers of limited partnership interests (“Interests”) in the Partnership, as the Partnership’s “Limited Partners”, have no right to participate in management or control of the Partnership.

AIS is the successor to AIS Futures Management, Inc., has been continuously registered with the Commodity Futures Trading Commission (“CFTC”) as a Commodity Pool Operator (“CPO”) since May 14, 1990 and as a Commodity Trading Advisor (“CTA”) since August 20, 1992, and has been a member of the National Futures Association (“NFA”) in such capacities since such dates.

As of February 28, 2009, the aggregate net asset value of the Partnership was $41,314,064.

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

The Partnership’s business constitutes only one segment for financial reporting purposes – a speculative commodity pool.  The Partnership does not engage in sales of goods or services.  Financial information regarding the Partnership’s business is set forth in the Partnership’s financial statements, included herewith.

(c)	Narrative Description of Business

General

The Partnership was organized to engage in speculative trading of Futures Contracts (as defined above).  AIS has authority over the Partnership’s assets to trade in the futures and forward markets.  Newedge USA, LLC (“NUSA” or the “Commodity Broker”) currently serves as the Partnership’s commodity broker.  The offices of the Partnership, where its books and records are kept, are located at the office of the General Partner: 187 Danbury Road, Suite 201, Wilton, Connecticut 06897; telephone (203) 563-1180.

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

Description of Trading Approach

In trading for the Partnership, AIS employs its MAAP strategy.  The MAAP investment process begins with a global macro-economic analysis and then uses a technical and systematic study of current trends and futures contract valuation to determine the direction and size of positions to be taken in MAAP.  Once in a position, the MAAP investment process includes consideration of both trend-following strategies and the valuation levels of the underlying futures contracts in making adjustments to position size and direction.  The principals of AIS, have used the MAAP investment process for over 16 years.

MAAP maintains long, short or neutral positions in markets within each of the following six asset classes:  equities, fixed income, currency, metals, agricultural products, energy products.

AIS believes that these six asset classes represent major economic/financial sectors of the global economy and that, historically, the performance of many of these asset classes has been non-correlated or negatively correlated to each other.  AIS believes that a portfolio combining these six asset classes has the potential for a higher risk-adjusted return than would be achieved by a portfolio consisting of any one of these classes managed individually.

MAAP allocates approximately 1/6 of the portfolio’s potential total contract value (when fully invested) to each of the six asset classes described above.  Approximately 1/6 of the portfolio’s potential value is allocated to each of the following three financial markets:  equities, represented by positions in the S&P 500 futures contracts; fixed income, represented by U.S. Treasury bond futures; and currencies, represented by Japanese yen, British pound, Swiss franc, Canadian dollar, Australian dollar, and euro currency futures.

Within each of the three physical commodity asset classes, while still allocating 1/6 to each asset class, AIS trades several markets that at times have a high degree of correlation.  Within the 1/6 “agricultural products” allocation, soybean futures generally represent the largest potential position, but the portfolio also may include positions in corn, wheat, soybean oil and soybean meal futures.  Within the 1/6 “metals” allocation, gold futures generally represent the largest potential position, but the portfolio also may include positions in silver and copper futures.  Within the 1/6 “energy products” allocation, crude oil futures generally represent the largest potential position, but the portfolio also may include positions in heating oil, unleaded gasoline and natural gas futures.  When the portfolio is fully invested, the relative weight of each contract position within the asset class is influenced by the relative liquidity and perceived profit potential of each contract traded.

The profitability of MAAP depends upon the occurrence of major price moves, or trends, in the futures contracts traded.  However, there is no guarantee that there will actually be such trends in the future or that AIS will be able to identify or properly capitalize on future price trends.

MAAP’s investment process begins with an analysis of the global macro economic conditions that could impact the environment for the six sectors traded.  AIS believes that global economic growth rates, inflation trends, government policies, currency and interest rate trends, and demographic factors all interact to impact price trends in the various markets traded.  In addition to global macro trends, analysis of specific supply and demand trends within each of the three commodity sectors is conducted on an ongoing basis.  Finally, AIS analyzes the potential of supply demand conditions and price trends in one sector to impact prices in other sectors.  Using their analysis of fundamental conditions, the trading principals then look to their quantitative and systematic models and utilize technical analysis to help with timing of trades and determination of size of new or adjusted positions.  The trading principals believe that combining both fundamental and quantitative analysis creates a more in-depth understanding of market dynamics.

AIS exercises discretion with respect to the timing of entering into new positions when additional funds are added, and the timing of closing out existing positions when there are withdrawals, but this usually occurs on the first and last business days of each month.  When MAAP’s position weighting parameters signal that the number of positions in a futures contract should be increased or decreased due to overall portfolio gains or due to a need to rebalance, AIS may wait for corrections or advances prior to adjusting the number of contracts held in a particular asset’s position.  During these periods, the Partnership’s leverage may substantially exceed or fall short of what it would be if a new position were initiated immediately upon additions to or withdrawals from the Partnership.  If AIS believes the markets are subject to unusual risk, possible government intervention or temporary illiquidity, it may temporarily reduce overall portfolio leverage or leverage in a particular market.

Although AIS generally takes positions in the most liquid, front month futures contracts, it also analyzes spread relationships in order to take advantage of extremes in pricing between front month futures contracts and forward month futures contracts and may at times utilize forward month futures.  AIS believes this flexibility periodically offers opportunities to reduce portfolio risk.  AIS may also buy or sell options on futures at its discretion in an effort to reduce portfolio risk or to allow a managed account to enter or exit positions at certain prices and times.

AIS continues an active research program designed to improve investment returns and to reduce portfolio risk or increase portfolio return.  Such research may lead to the introduction of trading models in individual markets and to more extensive use of options on futures contracts.  AIS’ research in the use of options on futures is primarily, but not solely, intended to seek ways to further reduce portfolio volatility.

Regulation

Under the Commodity Exchange Act, as amended (the “CEA”), commodity exchanges and futures trading are subject to regulation by the CFTC.  NFA, a “registered futures association” under the CEA, is the only non-exchange self-regulatory organization for futures industry professionals.  The CFTC has delegated to NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons and “floor brokers” and “floor traders.”  The CEA requires commodity pool operators and commodity trading advisors, such as the General Partner, and commodity brokers or futures commission merchants, such as NUSA to be registered and to comply with various reporting and record keeping requirements.  The CFTC may suspend a commodity pool operator’s or trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations.  In the event that the registration of the General Partner as a commodity pool operator or a commodity trading advisor were terminated or suspended, the General Partner would be unable to continue to manage the business of the Partnership.  Should the General Partner’s registration be suspended, termination of the Partnership might result.

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

Recipient	Nature of Payment	Amount of Payment

General Partner	Management Fee	Series A Interests pay the General Partner a monthly Management Fee equal to 1/12 of 2% of month-end Net Assets (a 2% annual rate).

The Commodity Broker and other executing brokers	Brokerage Commissions
The Partnership pays to the Commodity Broker brokerage commissions and certain other trading expenses incurred in connection with the Partnership’s futures trading.  The Partnership pays to the Commodity Broker up to $8 per “round turn” trade, which includes all exchange, clearing, give up and National Futures Association (“NFA”) fees.  If the Partnership uses an executing broker other than the Commodity Broker it pays up to $1.50 for trade execution.  The Partnership is charged half of these round-turn rates on each purchase and sale of futures options.  When an option is exercised and a futures position is acquired, the full round-turn rate is charged on that position.  There is no charge when an option expires.  The General Partner estimates that the annual brokerage commission expenses will, in the aggregate, range from 0.10% to 1.00% of the Partnership’s average month-end Net Assets, but such expenses may exceed this estimate under certain circumstances.  If the Partnership engages in forward trading, the Partnership would typically be charged a bid/ask spread which is embedded in the price quoted by the forward contract counterparty and is thus unquantifiable.

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

Series B Interests, which are available only to the General Partner, its principals and employees, pay no Management Fee, Selling Agent Administrative and Service Fee or Profit Share, although they pay brokerage commissions and all other Partnership expenses and are otherwise identical to Series A Interests.

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

Item 1B: UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2:  PROPERTIES

The Partnership does not own or use any physical properties in the conduct of its business.  The General Partner performs all administrative services for the Partnership from the General Partner’s offices at 187 Danbury Road, Suite 201, Wilton, Connecticut  06897.

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

As of February 28, 2009, there were 1321 holders of Interests.

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

The following table summarizes Limited Partner redemptions during the fourth calendar quarter of 2008:

Month Ended	Amount Redeemed

October 31, 2008	$4,007,000
November 30, 2008	1,463,653
December 31, 2008	766,248
Total	$6,236,901

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

The General Partner attempts to control market risk through: (1) real time monitoring of open positions; (2) diversifying positions among various markets; (3) moderating position size in each market traded on the basis of the trading signals indicated by MAAP (that is, taking a full, partial or no position); and (4) limiting the leverage in the Partnership’s portfolio to not more than approximately four times the net asset value of the Partnership.  The Partnership  controls credit risk by dealing exclusively with large, well capitalized financial institutions and futures brokers.

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

The value of the Partnership’s cash and financial instruments is not materially affected by inflation.  Changes in interest rates, which are often associated with inflation, could cause the value of certain of the Partnership’s debt securities to decline, but only to a limited extent.  More importantly, changes in interest rates could cause periods of strong up or down market price trends, during which the Partnership’s profit potential generally increases.  However, inflation can also give rise to markets which have numerous short price trends followed by rapid reversals, markets in which the Partnership is likely to suffer losses.

(b)	Liquidity

The Partnership’s assets are generally held as cash or cash equivalents which are used to margin the Partnership’s futures positions and are withdrawn, as necessary, to pay redemptions and expenses.  Other than potential market-imposed  limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading, the Partnership’s assets are highly liquid and are expected to remain so.  During its operations through December 31, 2008, the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the General Partner on behalf of the Partnership.

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

The Partnership accounts for certain assets and liabilities at fair value under various accounting literature and applicable industry guidance.  The Partnership adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurement (SFAS No. 157) on January 1, 2008, which did not have a material impact on the Partnership’s financial condition or results of operations.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.  In accordance with SFAS No. 157, the Partnership has categorized its financial instruments, based on the priority of inputs to the valuation technique, into a three-level fair value hierarchy.  The fair value gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Financial assets and liabilities recorded on the statement of financial condition at December 31, 2008 are categorized as Level 1 and Level 2 based on the inputs to the valuation techniques.  Level 1 denotes fair value is based on unadjusted quoted prices for identical assets or liabilities in an active market that the Partnership has the ability to access.  Level 2 denotes fair value is based on inputs other than quoted market prices that the Partnership has the ability to access.

A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market.  A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The fair values of futures contracts are based upon exchange settlement prices.  The fair value of U.S. Government Securities is based on amortized cost plus accrued interest, which approximates fair value, based on quoted market prices.

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

2008

During 2008, the Partnership achieved a net realized and unrealized loss of $62,034,588 from its trading operations, which is net of brokerage commissions of $145,223.  The Partnership incurred total expenses of $4,729,122 including $2,677,876 in Selling Agent Administrative and Service Fees, $1,840,216 in Management Fees (paid to the General Partner) and $211,030 in operating expenses.  The Partnership earned $2,627,131 in interest income and allocated a Profit Share of $769,386 to the General Partner.  An analysis of trading gains and losses (not adjusted for any fees or expenses) by market sector is as follows:

Sector	% Gain (Loss)

S&P 500	4.85%
Bonds	(8.87)%
Yen	9.11%
Energy	(31.95)%
Metals	(9.55)%
Grains	(17.13)%

Total Portfolio	(52.46)%

The Partnership experienced sharp losses in 2008, primarily due to the reversal of commodity markets at mid-year.  Although the Partnership profited from a short position in the S&P 500 and a long position in Japanese yen, the long positions in the three commodity sectors were unprofitable and more than offset the Partnership’s gains.  In particular, the long position in energy contributed the largest loss, followed by the long position in grains, and to a lesser extent, the long position in metals.  In addition, bond trading was also unprofitable, primarily due to a short position in U.S. Treasury bond contracts in the fourth quarter.

2007

During 2007, the Partnership achieved a net realized and unrealized gain of $34,149,681 from its trading operations, which is net of brokerage commissions of $141,878.  The Partnership accrued total expenses of $2,980,295, including $1,689,047 in Selling Agent Administrative and Service Fees, $1,130,040 in Management Fees (paid to the General Partner) and $161,208 in operating expenses.  The Partnership earned $2,990,447 in interest income and allocated a Profit Share of $6,168,710 to the General Partner.  An analysis of trading gains and losses (not adjusted for any fees or expenses) by market sector is as follows:

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

Item 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements required by this item, including the reports of McGladrey & Pullen, LLP (“Independent Registered Public Accounting Firm”) for the fiscal years ended December 31, 2008 and 2007,  are included herewith following the Index to Financial Statements.

Because the Partnership is a Smaller Reporting Company, as defined by Rule 229.10(f)(1), the supplementary financial information required by Item 302 of Regulation S-K is not applicable.

Item 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A(T):  CONTROLS AND PROCEDURES

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

(b)	Management’s Annual Report on Internal Control over Financial Reporting

AIS, the general partner and trading advisor of the Partnership, is responsible for establishing and maintaining adequate controls over financial reporting for the Partnership.  Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).

The General Partner’s internal control over financial reporting includes those policies and procedures that (1) relate to records maintained by the Partnership to accurately and fairly reflect Partnership transactions and disposition of Partnership assets; (2) provide reasonable assurances that Partnership transactions are recorded accurately to permit preparation of Partnership financial statements in accordance with GAAP and that Partnership receipts and expenditures are being made in accordance with the authorizations of AIS’ management; and (3) provide reasonable assurances regarding the prevention and detection of unauthorized acquisition, use or disposal of Partnership assets that would have a material effect on the Partnership’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

AIS has assessed the effectiveness of its internal control over the financial reporting with respect to the Partnership as of December 31, 2008.  Based on its assessment, management of AIS has concluded that, as of December 31, 2008, its internal control over financial reporting with respect to the Partnership is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting.  This report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

(c)	Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the General Partner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports.

There were no changes in the General Partner’s internal control over financial reporting during the period ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

John Hummel, age 63, has been the President, Treasurer and Director of AIS since its inception.  Mr. Hummel has been a member, associated person and principal of AIS since May 1990.  Mr. Hummel has been a research analyst and portfolio manager in the securities field since June 1967 and has traded commodities for his personal account since February 1981 and for customers since June 1983.  Mr. Hummel has also been, since its inception in September 1993, the President and a Director, member, associated person and principal of AIS Capital Management LLC (“AIS Capital Management”) and its predecessor, AIS Capital Management, Inc., a registered commodity pool operator and investment adviser.  Mr. Hummel currently serves as the portfolio manager of AIS Balanced Fund L.P. (formerly Cowen Premier Balanced Fund L.P.), AIS Capital Growth Fund, L.P., and AIS Gold Fund L.P., the general partner of each of which is AIS Capital Management.  From May 1990 until March 31, 1993, Mr. Hummel was affiliated with Cowen & Company, a broker-dealer and investment adviser formed in 1918 which is a member of the New York Stock Exchange and all other principal United States exchanges.  At Cowen & Company, Mr. Hummel was directly responsible for managing individual and institutional stock and bond portfolios.  From June 1987 until July 1990, Mr. Hummel was affiliated with Matuschka & Co. L.P. (formerly Matuschka Moser Partners L.P.), a United States affiliate of The Matuschka Group, a privately-owned investment firm headquartered in Germany, where he was directly responsible for managing individual and institutional stock and bond portfolios.  Also during such time, Mr. Hummel was affiliated with Matuschka Moser Futures Management Corporation from June 1987 until October 1990 where he acted as a portfolio manager with respect to futures trading.  Prior to joining Matuschka & Co. L.P. in June 1987, Mr. Hummel was a Managing Director of Mitchell Hutchins Asset Management, Inc., at the time a subsidiary of PaineWebber Inc. (which was later acquired by UBS Global Asset Management US Inc.), where he had been responsible for individual and institutional investment portfolios since January 1977.  Mr. Hummel directed the trading of Mitchell Hutchins Futures Fund, Ltd. from its inception in December 1983 through June 1987.  From April 1976 to December 1976, Mr. Hummel worked for Reynolds Securities, Inc. in Milwaukee, Wisconsin.  From June 1969 to April 1976, Mr. Hummel served as President of Asset Management Corporation, an investment advisory firm which he helped organize.  From June 1967 to June 1969, Mr. Hummel worked as a research analyst for Robert W. Baird & Co., a brokerage firm in Milwaukee, Wisconsin.  Mr. Hummel received a B.S. degree in investment management from Northwestern University in 1967.

Bradley C. Stern, age 42, is the Vice President of AIS and of AIS Capital Management.  Mr. Stern has been a member and associated person of AIS since March 1993, a member and associated person of AIS Capital Management since March 2004 and a principal of both AIS and AIS Capital Management since November 1993.  Mr. Stern graduated from Emory University in with a B.B.A. degree and did post graduate work in finance at New York University in 1991 and 1992.  From September 1988 to April 1989, he was an account executive with Winston Resources, a recruiting firm.  From April 1989 to September 1989, he worked as a liaison between retail brokers and insurance companies regarding such insurance products as annuities, term life and whole life insurance at Thomson McKinnon Securities Inc., a registered broker-dealer.  From September 1989 through March 1993, Mr. Stern was an Assistant Portfolio Manager at Cowen & Company, a broker-dealer and investment adviser formed in 1918 which is a member of the New York Stock Exchange and all other principal United States exchanges, and his responsibilities increased during his time there to include acting as a Trading Analyst for Cowen & Company.  In March 1993, Mr. Stern left Cowen & Company with Mr. Hummel to join AIS and has been with AIS since that time.

Robert F. Ward, age 57, has been a member of AIS since January 2006 and both a principal and branch manager of AIS since March 2006.  Mr. Ward has been a member and associated person of AIS Capital Management since December 2005 and a branch manager and principal of AIS Capital Management since March 2006.  Mr. Ward has 27 years of investment consulting and investment experience.  Mr. Ward graduated from Metropolitan State College.  Prior to joining AIS Capital Management in December of 2005, Mr. Ward was a Senior Vice-President, Investments with Morgan Stanley (March 2000-December 2005), Paine Webber (March 1988-February 2000) and Kidder Peabody, Inc. (August 1983-March 1988).  At each of these financial firms, Mr. Ward was an account executive and advised clients on their financial investments.  His business relationship with AIS and John Hummel has spanned over two decades.

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

The Partnership has no employees, officers or directors and is managed by AIS.  AIS has adopted a Code of Ethics that applies to its principal executive officer and certain other officers and employees of AIS.  A copy of this Code of Ethics may be obtained at no charge by written request to AIS Futures Management LLC, 187 Danbury Road, Suite 201, Wilton, CT 06897 or by calling AIS at (203) 563-1180.

Item 11:  EXECUTIVE COMPENSATION

The Partnership itself has no officers, directors or employees.  None of the principals, officers or employees of AIS receive compensation from the Partnership.  AIS makes all trading decisions for the Partnership.  AIS receives a monthly Management Fee from the Partnership of 1/12 of 2% month-end Net Assets attributable to Series A Interests and an annual Profit Share equal to 20% of New Trading Profit realized on Series A Interests, payable at the end of each calendar year on a “high water mark” basis.  Because Limited Partners purchase Interests at different times, they may recognize different amounts of New Trading Profit.  Each Limited Partner is charged a Profit Share only on the New Trading Profit allocable to such Limited Partner’s investment in the Partnership.  There is no Management Fee or Profit Share with respect to Series B Interests, which are available only to AIS, its principals and employees.

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

Item 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Securities authorized for issuance under equity compensation plans

None.

(b)	Security ownership of certain beneficial owners

As of February 28, 2009, the General Partner knows of the following persons who own beneficially more than 5% of the Partnership’s Interests as follows:

Name and Address	Value of Interests held	Percentage Ownership
A.G. Edwards Trust Co. FSB C/F City of Meridian Police and Fire Fund H P.O. Box 66734 St. Louis, MO 63166	$3,212,747	7.78%
A.G. Edwards Trust Co. FSB C/F City of Meridian Employees Fund M P.O. Box 66734 St. Louis, MO 63166	$3,212,747	7.78%

All of the Partnership’s general partner interest is held by AIS Futures Management LLC.

(c)	Security Ownership of Management

The Partnership has no officers or directors.  Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner, which has discretionary authority over the Partnership’s trading.  As of February 28, 2009, the General Partner’s interest in the Partnership was valued at $129,941, which constituted 0.315% of the Partnership’s total assets.

As of February 28, 2009, no director, executive officer or member of the General Partner beneficially owned Interests in the Partnership.

(d)	Changes in Control

There have been no changes in control of the Partnership.

Item 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See “Item 11: Executive Compensation” and “Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”  The Partnership paid the General Partner $1,840,216 in Management Fees for the year ended December 31, 2008.  The Partnership allocated to the General Partner $769,386 in Profit Shares for the year ended December 31, 2008.  The General Partner’s interest in the Partnership showed an allocation of profit (loss) of $(160,986) for the year ended December 31, 2008.  The Management Fees and Profit Shares paid by the Partnership to AIS were not negotiated and are higher than they would have been had they been the result of arm’s-length bargaining.

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

The Partnership has no directors, officers or employees and is managed by the General Partner.  The General Partner is managed by its principals, none of whom are independent of the General Partner.

Item 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed to the Partnership for professional audit services provided by McGladrey & Pullen, LLP, the Partnership’s independent registered public accountant, for the audit of the Partnership’s annual financial statements for the years ended December 31, 2008 and 2007.

FEE CATEGORY	2008	2007

Audit Fees(1)	$67,500	$54,000
Audit-Related Fees	-	-
Tax Fees(2)	-	-
All Other Fees	-	-

TOTAL FEES	$67,500	$54,000

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

Dated:  March 31, 2009

AIS FUTURES FUND IV L.P.

By:	AIS FUTURES MANAGEMENT LLC

By:	/s/ John Hummel
Name:	John Hummel
Title:	President

INDEX TO FINANCIAL STATEMENTS

AIS Futures Fund IV L.P. Annual Report, December 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the General Partner
AIS Futures Fund IV L.P.

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of AIS Futures Fund IV L.P. (the Partnership) as of December 31, 2008 and 2007 and the related statements of operations and changes in partners’ capital for the years then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AIS Futures Fund IV L.P. as of December 31, 2008 and 2007, and the results of its operations for the years then ended in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of AIS Futures Fund IV L.P.’s internal control over financial reporting as of December 31, 2008, included in the accompanying management’s annual report on internal controls over financial reporting and, accordingly, we do not express an opinion thereon.

Chicago, Illinois
March 25, 2009

McGladrey and Pullen, LLP is a member firm of RSM International -
an affiliation of separate and independent legal entities.

AIS FUTURES FUND IV L.P.
STATEMENTS OF FINANCIAL CONDITION
December 31, 2008 and 2007
_________________

	2008	2007
ASSETS
Equity in broker trading account
Cash (deficit)	$1,564,334	$(2,627,100)
United States government securities, at fair value	41,470,056	78,742,449
Unrealized gain on open contracts, net	5,316,844	6,768,725
Interest receivable	2,293	13,234

Deposits with broker	48,353,527	82,897,308

Cash	540,030	4,353,255

Total assets	$48,893,557	$87,250,563

LIABILITIES
Accounts payable	$58,861	$38,996
Commissions and other trading fees
on open contracts payable	13,434	18,810
Management fee payable	69,791	126,174
General Partner Profit Share allocation payable	0	5,851,372
Selling agent administrative and service fee payable	132,341	207,659
Subscriptions received in advance	540,000	1,726,500
Redemptions payable	766,248	1,349,528

Total liabilities	1,580,675	9,319,039

PARTNERS’ CAPITAL (Net Asset Value)
General Partner - Series B	152,807	313,793
Limited Partners - Series A	47,160,075	77,617,731

Total partners’ capital (Net Asset Value)	47,312,882	77,931,524

	$48,893,557	$87,250,563

The accompanying notes are an integral part of these financial statements.

AIS FUTURES FUND IV L.P.
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2008
_______________
UNITED STATES GOVERNMENT SECURITIES *

Face Value	Maturity Date	Description	Fair Value	% of Net Asset Value

$10,500,000	01/02/09	U.S. Treasury Bills	$10,498,827	22.19%
500,000	01/08/09	U.S. Treasury Bills	499,786	1.06%
1,000,000	02/19/09	U.S. Treasury Bills	997,395	2.11%
500,000	02/26/09	U.S. Treasury Bills	498,503	1.05%
6,500,000	06/04/09	U.S. Treasury Bills	6,491,897	13.72%
10,500,000	06/11/09	U.S. Treasury Bills	10,492,440	22.18%
12,000,000	06/25/09	U.S. Treasury Bills	11,991,208	25.34%

		Total United States government securities
		(cost - $41,347,804)	$41,470,056	87.65%

LONG FUTURES CONTRACTS **

	Description		Fair Value	% of Net Asset Value

	Agricultural		$2,480,686	5.24%
	Currencies		1,469,813	3.11%
	Energy		(33,947)	(0.07)%
	Metals		1,400,292	2.96%

	Total long futures contracts		$5,316,844	11.24%

* Pledged as collateral for the trading of futures and options on futures contracts.
** No individual futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

AIS FUTURES FUND IV L.P.
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2007
_______________

UNITED STATES GOVERNMENT SECURITIES *
Face Value	Maturity Date	Description	Fair Value	% of Net Asset Value

$6,000,000	01/03/08	U.S. Treasury Bills	$5,997,565	7.70%
4,000,000	01/10/08	U.S. Treasury Bills	3,994,571	5.13%
1,500,000	01/31/08	U.S. Treasury Bills	1,493,796	1.92%
5,000,000	02/07/08	U.S. Treasury Bills	4,974,904	6.38%
1,500,000	02/14/08	U.S. Treasury Bills	1,491,737	1.91%
1,000,000	02/21/08	U.S. Treasury Bills	994,307	1.27%
6,000,000	03/06/08	U.S. Treasury Bills	5,954,244	7.64%
5,000,000	03/20/08	U.S. Treasury Bills	4,956,104	6.36%
8,000,000	04/03/08	U.S. Treasury Bills	7,916,032	10.16%
3,000,000	04/10/08	U.S. Treasury Bills	2,965,056	3.80%
2,000,000	04/17/08	U.S. Treasury Bills	1,976,567	2.53%
4,000,000	04/24/08	U.S. Treasury Bills	3,950,253	5.07%
10,000,000	05/01/08	U.S. Treasury Bills	9,871,133	12.67%
9,000,000	05/08/08	U.S. Treasury Bills	8,884,209	11.40%
2,500,000	05/15/08	U.S. Treasury Bills	2,467,981	3.17%
3,000,000	05/22/08	U.S. Treasury Bills	2,961,271	3.80%
4,500,000	05/29/08	U.S. Treasury Bills	4,440,666	5.70%
3,500,000	06/05/08	U.S. Treasury Bills	3,452,053	4.43%

		Total United States government securities
		(cost - $77,920,140)	$78,742,449	101.04%

LONG FUTURES CONTRACTS **

	Description		Fair Value	% of Net Asset Value

	Agricultural		$4,457,287	5.72%
	Currencies		(758,831)	(0.97)%
	Energy		1,704,336	2.19%
	Metals		802,902	1.03%

	Total long futures contracts		6,205,694	7.97%

SHORT FUTURES CONTRACTS
Number of Contracts	Description

419	Interest Rates (30 Year U.S. Treasury Bond, expires 3/2008)		563,031	0.72%

	Total futures contracts		$6,768,725	8.69%

* Pledged as collateral for the trading of futures and options on futures contracts.
** No individual futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

AIS FUTURES FUND IV L.P.
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2008 and 2007
_______________

	2008	2007
TRADING GAINS (LOSSES)
Trading gains (losses)
Realized	$(60,437,484)	$25,544,758
Change in unrealized	(1,451,881)	8,746,801
Brokerage commissions	(145,223)	(141,878)

Total trading gains (losses)	(62,034,588)	34,149,681

NET INVESTMENT INCOME (LOSS)
Income
Interest income	2,627,131	2,990,447

Expenses
Selling agent administrative
and service fee	2,677,876	1,689,047
Management fees	1,840,216	1,130,041
Operating expenses	211,030	161,208

Total expenses	4,729,122	2,980,296

Net investment income (loss)	(2,101,991)	10,151

NET INCOME (LOSS)	(64,136,579)	34,159,832

Less: General Partner
Profit Share allocation	769,386	6,168,710

Net income (loss) for pro rata
allocation to all partners	$(64,905,965)	$27,991,122

The accompanying notes are an integral part of these financial statements.

AIS FUTURES FUND IV L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Years Ended December 31, 2008 and 2007
_______________

	Partners' Capital
	Series B	Series A
	General	Limited
	Partner	Partners	Total

Balances at December 31, 2006	$179,169	$51,565,105	$51,744,274

Net income for the year ended
December 31, 2007
General Partner Profit Share allocation	6,168,710	0	6,168,710
Pro rata allocation to all partners	134,624	27,856,498	27,991,122

Subscriptions	0	12,488,075	12,488,075

Redemptions	(6,168,710)	(14,291,947)	(20,460,657)

Balances at December 31, 2007	313,793	77,617,731	77,931,524

Net loss for the year ended
December 31, 2008
General Partner Profit Share allocation	769,386	0	769,386
Pro rata allocation to all partners	(160,986)	(64,744,979)	(64,905,965)

Subscriptions	0	56,526,470	56,526,470

Redemptions	(769,386)	(22,239,147)	(23,008,533)

Balances at December 31, 2008	$152,807	$47,160,075	$47,312,882

The accompanying notes are an integral part of these financial statements.

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

The limited partnership agreement provides, among other things, that the Partnership shall dissolve no later than December 31, 2026.

B.	Method of Reporting and Use of Estimates

The Partnership’s financial statements are presented in conformity with U.S. generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

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

The Partnership applies the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48) entitled Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.  FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-or-not” of being sustained by the applicable tax authority.  Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  The General Partner has concluded there is no tax expense or associated interest and penalties to be recorded by the Partnership for the years ended December 31, 2008 and 2007.  The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense.  The Partnership files U.S. federal and state tax returns.  The 2005 through 2008 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

F.	Capital Accounts

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

On March 1, 2008, the Partnership adopted its Fourth Amended and Restated Limited Partnership Agreement.  This agreement changed the defined term used to describe interests in Partnership from “Units of Limited Partnership Interest” to “Limited Partnership Interests” to prevent confusion over the use of the term “units”.  The Partnership accounted for its “Units of Limited Partnership Interest” on a capital account basis prior to March 1, 2008 and will continue to account for its “Limited Partnership Interests” on the same basis going forward.

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

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

I.	Fair Value

The Partnership accounts for certain assets and liabilities at fair value under various accounting literature and applicable industry guidance.  The Company adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurement (SFAS No. 157) on January 1, 2008, which did not have a material impact on the Partnership’s financial condition or results of operations.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.  In accordance with SFAS No. 157, the Partnership has categorized its financial instruments, based on the priority of inputs to the valuation technique, into a three-level fair value hierarchy.  The fair value gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Financial assets and liabilities recorded on the statement of financial condition at December 31, 2008 are categorized as Level 1 and Level 2 based on the inputs to the valuation techniques.  Level 1 denotes fair value is based on unadjusted quoted prices for identical assets or liabilities in an active market that the Partnership has the ability to access.  Level 2 denotes fair value is based on inputs other than quoted market prices that the Partnership has the ability to access.  The Partnership has no Level 3 assets or liabilities at December 31, 2008.

A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market.  A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The fair values of financial instruments at December 31, 2008, consisted of the following:

Level 1	Futures contracts	$ 5,316,844

Level 2	U.S. Government Securities	$ 41,470,056

The fair values of futures contracts are based upon exchange settlement prices.  The fair value of U.S. Government Securities is based on amortized cost plus accrued interest, which approximates fair value.

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

The Fourth Amended and Restated Limited Partnership Agreement (the Limited Partnership Agreement) provides for the General Partner to receive a monthly Management Fee equal to 1/12 of 2% (2% annually) of each Series A Limited Partner’s month-end Net Assets, as defined.  The General Partner also receives a Profit Share allocation equal to 20% of any New Trading Profit, as defined, attributable to each Series A Limited Partner’s Interest achieved as of each calendar year-end or upon redemption.

During 2008 and 2007, certain Series A Limited Partners were charged Management Fees at a rate lower than described above, to offset the effect of the additional 1.5% per annum Selling Agent Service Fee described in Note 3.  Accordingly, for the years ended December 31, 2008 and 2007, Management Fees were reduced by approximately $192,000 and $129,000, respectively.

The General Partner has paid all organizational and offering costs and will not be reimbursed therefor.

Note 3.	SELLING AGENT ADMINISTRATIVE AND SERVICE FEES

Certain Series A Limited Partners that were solicited by Selling Agents are charged an Administrative and Service Fee (the Service Fee equal to 1/12 of 2.5% (2.5% annually)) of each Series A Limited Partner’s month-end Net Assets, as defined, sold by them which remain outstanding as of each month-end.  The Selling Agents may pass on a portion of the Service Fee to its investment executives.  In the event the Service Fee is no longer payable to a Selling Agent, the relevant Limited Partner who was solicited by such Selling Agent will no longer be charged the Service Fee.  For the years ended December 31, 2008 and 2007, certain Limited Partners were not subject to the Service Fee.  The Service Fee is accrued and expensed as incurred.

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

Note 3.	SELLING AGENT ADMINISTRATIVE AND SERVICE FEES (CONTINUED)

For investment executives associated with the sale of Limited Partner Interests in excess of $500,000, the investment executive’s firm will receive an additional 1.5% per annum Service Fee with respect to such Limited Partner Interests in excess of $500,000, for the first twelve months following the sale of such Limited Partner Interests.  The additional Service Fee is paid by the Partnership, however, the General Partner reduces their Management Fee (see Note 2) related to the Limited Partner’s Interest.  Accordingly, this additional Service Fee does not affect the total fees charged to the Limited Partner.

Note 4.	SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner.  A selling commission of up to 2% of the subscription amount may be deducted from the subscription proceeds and paid to the applicable Selling Agent, if any.  For the years ended December 31, 2008 and 2007, $30,737 and $0, respectively, in selling commissions were charged to Limited Partners.  Limited Partner subscriptions, as presented in the statement of changes in partners’ capital (net asset value), are net of such selling commissions, if any.

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner.  A Limited Partner may request and receive partial or full redemptions of their capital account as of the close of business on the last business day of any month, subject to restrictions in the Limited Partnership Agreement.

Note 5.	DEPOSITS WITH BROKER

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

The following information presents the financial highlights of the Partnership for the years ended December 31, 2008 and 2007.  This information has been derived from information presented in the financial statements.

	2008	2007
Total return for Series A Limited Partners taken as a whole
Total return before Profit Share allocation	(53.42)%	67.45%
Profit Share allocation	(0.01)%	(13.86)%

Total return after Profit Share allocation	(53.43)%	53.59%

Supplemental Data for Series A Limited Partners

Ratio of expenses to average net asset value: (1)
Expenses, excluding Profit Share allocation	4.44%	4.98%
Profit Share allocation	0.72%	10.30%

Total expenses	5.16%	15.28%

Net investment income (loss) (2)	(1.98)%	0.00%

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

The total returns and ratios exclude the effects of any 2% upfront selling commissions charged by Selling Agents.

(1)	The ratio of expenses to average net asset value does not include brokerage commissions.
(2)	The net investment income (loss) is comprised of interest income less total expenses, excluding the General Partner Profit Share allocation.