Form 10-K/A
period 2008-12-31
AIS FUTURES FUND IV LP
filed 2009-05-01
CIK 1023453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
to

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

Not Applicable.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ii

TABLE OF CONTENTS

Part IV
Item 15:	Exhibits, Financial Statement Schedules	1

PART IV

Item 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

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

1

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 1, 2009

AIS FUTURES FUND IV L.P.

By:	AIS FUTURES MANAGEMENT LLC

By:	/s/ John Hummel
Name:	John Hummel
Title:	President

2

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

/s/ McGladrey & Pullen, LLP

Chicago, Illinois
March 25, 2009

McGladrey & Pullen, LLP is a member firm of RSM International -
an affiliation of separate and independent legal entities.

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