Form 10-Q
period 2009-03-31
AIS FUTURES FUND IV LP
filed 2009-05-15
CIK 1023453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended March 31, 2009

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
Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐ No  ☐

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
Yes  ☐ No  ☒

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Statements of Financial Condition	1
Condensed Schedules of Investments	2-3
Statements of Operations	4
Statements of Changes in Partners’ Capital (Net Asset Value)	5
Notes to Financial Statements	6-12
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of
Operations	13-14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	14
Item 4T. Controls and Procedures	15

PART II – OTHER INFORMATION
Item 1. Legal Proceedings	16
Item 1A. Risk Factors	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3. Defaults Upon Senior Securities	16
Item 4. Submission of Matters to a Vote of Security Holders	16
Item 5. Other Information	17
Item 6. Exhibits	17
Signature	18
Rule 13a–14(a)/15d–14(a) Certification	S-1
Section 1350 Certification	S-2

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

AIS FUTURES FUND IV L.P.
STATEMENTS OF FINANCIAL CONDITION
March 31, 2009 (Unaudited) and December 31, 2008 (Audited)

	March 31,	December 31,
	2009	2008
ASSETS
Equity in broker trading account
Cash (deficit)	$(2,371,405)	$1,564,334
United States government securities, at fair value	44,969,727	41,470,056
Unrealized gain on open contracts, net	3,908,392	5,316,844
Interest receivable	670	2,293
Deposits with broker	46,507,384	48,353,527

Cash	247,030	540,030
Total assets	$46,754,414	$48,893,557

LIABILITIES
Accounts payable	$51,631	$58,861
Commissions and other trading fees
on open contracts payable	14,424	13,434
Management fee payable	67,095	69,791
General Partner Profit Share allocation payable	4,036	0
Selling agent administrative and service fee payable	117,727	132,341
Subscriptions received in advance	247,000	540,000
Redemptions payable	980,775	766,248

Total liabilities	1,482,688	1,580,675

PARTNERS’ CAPITAL (Net Asset Value)
General Partner - Series B	145,529	152,807
Limited Partners - Series A	45,126,197	47,160,075

Total partners' capital (Net Asset Value)	45,271,726	47,312,882

	$46,754,414	$48,893,557

The accompanying notes are an integral part of these financial statements.

AIS FUTURES FUND IV L.P.
CONDENSED SCHEDULE OF INVESTMENTS
March 31, 2009 (Unaudited)

UNITED STATES GOVERNMENT SECURITIES *

Face Value	Maturity Date	Description	Fair Value	% of Net Asset Value

$6,500,000	06/04/09	U.S. Treasury Bills	$6,496,601	14.35%
10,500,000	06/11/09	U.S. Treasury Bills	10,496,639	23.19%
3,000,000	06/25/09	U.S. Treasury Bills	2,998,939	6.62%
18,000,000	07/02/09	U.S. Treasury Bills	17,989,377	39.74%
7,000,000	09/17/09	U.S. Treasury Bills	6,988,171	15.44%

		Total United States government securities
		(cost - $44,946,824)	$44,969,727	99.34%

LONG FUTURES CONTRACTS **

Description	Fair Value	% of Net Asset Value

Agricultural	$2,523,450	5.57%
Currencies	1,443,896	3.19%
Energy	(999,027)	(2.21)%
Metals	940,073	2.08%

Total long futures contracts	$3,908,392	8.63%

*  Pledged as collateral for the trading of futures and options on futures contracts.
**  No individual futures contract position constituted greater than 5 percent of Net Asset Value.  Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

AIS FUTURES FUND IV L.P
CONDENSED SCHEDULE OF INVESTMENTS (continued)
December 31, 2008 (Audited)

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

AIS FUTURES FUND IV L.P
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2009 and 2008 (Unaudited)

	Three Months Ended
	March 31,
	2009	2008
TRADING GAINS (LOSSES)
Trading gains (losses)
Realized	$(810,920)	$32,700,346
Change in unrealized	(1,408,452)	(10,382,660)
Brokerage commissions	(24,995)	(41,777)

Total trading gains (losses)	(2,244,367)	22,275,909

NET INVESTMENT INCOME (LOSS)
Income
Interest income	20,820	863,382

Expenses
Selling agent administrative
and service fee	294,851	660,793
Management fees	190,538	481,236
Operating expenses	49,500	44,950

Total expenses	534,889	1,186,979

Net investment income (loss)	(514,069)	(323,597)

NET INCOME (LOSS)	(2,758,436)	21,952,312

Less: General Partner
Profit Share allocation	4,036	4,479,458

Net income (loss) for pro rata
allocation to all partners	$(2,762,472)	$17,472,854

The accompanying notes are an integral part of these financial statements.

AIS FUTURES FUND IV L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
For the Three Months Ended March 31, 2009 and 2008 (Unaudited)

	Partners' Capital
	Series B	Series A
	General	Limited
	Partner	Partners	Total

Balances at January 1, 2009	$152,807	$47,160,075	$47,312,882

Net (loss) for the three months
ended March 31, 2009
Pro rata allocation to all partners	(7,278)	(2,755,194)	(2,762,472)

Subscriptions	0	2,085,000	2,085,000

Redemptions	0	(1,363,684)	(1,363,684)

Balances at March 31, 2009	$145,529	$45,126,197	$45,271,726

Balances at January 1, 2008	$313,793	$77,617,731	$77,931,524

Net income for the three months
ended March 31, 2008
General Partner Profit Share allocation	292,032	0	292,032
Pro rata allocation to all partners	90,361	17,382,493	17,472,854

Subscriptions	0	12,868,070	12,868,070

Redemptions	(292,032)	(6,490,008)	(6,782,040)

Balances at March 31, 2008	$404,154	$101,378,286	$101,782,440

The accompanying notes are an integral part of these financial statements.

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	General Description of the Partnership

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

The Partnership applies the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48) entitled Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.  FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-or-not” of being sustained by the applicable tax authority.  Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  The General Partner has concluded there is no tax expense or associated interest and penalties to be recorded by the Partnership for the three month periods ended March 31, 2009 and 2008.  The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense.  The Partnership files U.S. federal and state tax returns.  The 2005 through 2008 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

Limited Partners may require the Partnership to redeem some or all of their capital upon ten days prior written notice.  The ten days prior written notice may be waived at the discretion of the General Partner.  Partner redemptions are recorded on their effective date, which is generally the last day of the month

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

The Partnership accounts for certain assets and liabilities at fair value under various accounting literature and applicable industry guidance.  The Company adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurement (SFAS 157) on January 1, 2008, which did not have a material impact on the Partnership’s financial condition or results of operations.  SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.  In accordance with SFAS 157, the Partnership has categorized its financial instruments, based on the priority of inputs to the valuation technique, into a three-level fair value hierarchy.  The fair value gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Financial assets and liabilities recorded on the statement of financial condition at March 31, 2009 are categorized as Level 1 and Level 2 based on the inputs to the valuation techniques. Level 1 denotes fair value is based on unadjusted quoted prices for identical assets or liabilities in an active market that the Partnership has the ability to access.  Level 2 denotes fair value is based on inputs other than quoted market prices that the Partnership has the ability to access.  The Partnership has no Level 3 assets or liabilities at March 31, 2009.

A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market.  A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The fair values of financial instruments at March 31, 2009 and December 31, 2008, consisted of the following:

		March 31, 2009	December 31, 2008
Level 1	Futures contracts	$3,908,392	$5,316,844

Level 2	U.S. Government Securities	$44,969,727	$41,470,056

The fair values of futures contracts are based upon exchange settlement prices.  The fair value of U.S. Government Securities is based on amortized cost plus accrued interest, which approximates fair value.

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

J.	Financial Derivative Instruments

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities.  SFAS 161 amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, to provide users of financial statements with an enhanced understanding of the use of derivative instruments, financial performance, and cash flows.  This Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on agreements.  SFAS 161 is effective for financial statements issued for the Partnership’s first fiscal year beginning after November 15, 2008.  The Partnership adopted the provisions of SFAS 161 effective January 1, 2009.

The Partnership’s primary business is speculative trading of futures contracts, options on futures contracts and physical commodities and other commodity-related contracts traded primarily on domestic markets pursuant to the trading and investment methodology of the General Partner.  In trading for the Partnership, the General Partner employs Multi Asset Allocation Portfolio (MAAP), which is a trend-following trading process employing a combination of discretionary input from the General Partner’s principals and proprietary applied intelligence software which is based on the quantitative analysis of years of daily historical prices and probability theory.  MAAP maintains long, short or neutral positions in each of the following asset classes: equities, fixed income, currencies, metals, agriculture, and energy.

Derivatives not designated as hedging instruments under SFAS 133

	Asset Derivatives		Liability Derivatives
	March 31, 2009		March 31, 2009

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Net

Agricultural	Equity in broker		Equity in broker
contracts	trading account	$2,523,450	trading account	$0	$2,523,450
Currencies	Equity in broker		Equity in broker
contracts	trading account	1,490,271	trading account	(46,375)	1,443,896
Energy	Equity in broker		Equity in broker
contracts	trading account	290,010	trading account	(1,289,037)	(999,027)
Metals	Equity in broker		Equity in broker
contracts	trading account	1,377,063	trading account	(436,990)	940,073

		$5,680,794		$(1,772,402)	$3,908,392

Trading Revenue For the		Trading Revenue For the
Three Months Ended March 31, 2009		Three Months Ended March 31, 2009

Type of Instrument	Total	Line Item in Income
		Statement	Amount
Agricultural contracts	$(1,104,626)
Currencies contracts	(1,179,778)	Realized	$(810,920)
Energy contracts	(3,161,833)
Equities contracts	169,650	Change in unrealized	(1,408,452)
Metals contracts	3,057,215

	$(2,219,372)		$(2,219,372)

For the three months ended March 31, 2009, the monthly average of the futures contracts bought and sold was approximately 1,300, respectively.

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

K.	Interim Financial Statements

The financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America may be omitted pursuant to such rules and regulations.  The financial statements reflect, in the opinion of management, all adjustments necessary that were of normal and recurring nature and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated.  The results of operations for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

During the three months ended March 31, 2009 and 2008, certain Series A Limited Partners were charged Management Fees at a rate lower than described above, to offset the effect of the additional 1.5% per annum Selling Agent Service Fee described in Note 3.Accordingly, for the three months ended March 31, 2009 and 2008, Management Fees were reduced by approximately $29,500 and $30,200, respectively.

The General Partner has paid all organizational and offering costs and will not be reimbursed therefor.

Note 3.	SELLING AGENT ADMINISTRATIVE AND SERVICE FEES

Certain Series A Limited Partners that were solicited by Selling Agents are charged an Administrative and Service Fee (the Service Fee equal to 1/12 of 2.5% (2.5% annually)) of each Series A Limited Partner’s month-end Net Assets, as defined, sold by them which remain outstanding as of each month-end.  The Selling Agents may pass on a portion of the Service Fee to its investment executives.  In the event the Service Fee is no longer payable to a Selling Agent, the relevant Limited Partner who was solicited by such Selling Agent will no longer be charged the Service Fee.  For the three months ended March 31, 2009 and 2008, certain Limited Partners were not subject to the Service Fee.  The Service Fee is accrued and expensed as incurred.

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

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 4.	SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner.  A selling commission of up to 2% of the subscription amount may be deducted from the subscription proceeds and paid to the applicable Selling Agent, if any.  For the three months ended March 31, 2009 and 2008, there were no selling commissions charged to Limited Partners.  Limited Partner subscriptions, as presented in the statement of changes in partners’ capital (net asset value), are net of such selling commissions, if any.

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

The following information presents the financial highlights of the Partnership for the three months ended March 31, 2009 and 2008.  This information has been derived from information presented in the financial statements.

	2009	2008
	(Unaudited)	(Unaudited)
Total return for Series A Limited Partners taken as a whole (1)
Total return before Profit Share allocation	(5.81)%	27.36%
Profit Share allocation	(0.01)%	(5.47)%
Total return after Profit Share allocation	(5.82)%	21.89%

Supplemental Data for Series A Limited Partners
Ratio of expenses to average net asset value: (2)
Expenses, excluding Profit Share allocation (3)	4.77%	5.02%
Profit Share allocation (1)	0.01%	4.73%
Total expenses	4.78%	9.75%
Net investment (loss) (3) (4)	(4.59)%	(1.38)%

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

The total returns and ratios exclude the effects of any 2% upfront selling commissions charged by Selling Agents

(1)	Not annualized.
(2)	The ratio of expenses to average net asset value does not include brokerage commissions.
(3)	Annualized.
(4)	The net investment (loss) is comprised of interest income less total expenses, excluding the General Partner Profit Share allocation.

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

The Partnership trades futures contacts, long and short in each of the following six asset classes: equities, fixed income, currencies, metals, agriculture and energy.  Due to the nature of the Partnership's business, substantially all its assets are represented by cash and U.S. government obligations, while the Partnership maintains its market exposure through open futures contract positions.

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

There have been no material changes with respect to the Partnership's critical accounting policies, off-balance sheet arrangements or contractual obligations, as reported in the Partnership’s most recent Annual Report on Form 10-K.

During its operations for the three months ended March 31, 2009, the Partnership experienced no significant periods of illiquidity in any of the numerous markets traded by the General Partner.

Results of Operations

Performance Summary

Three Months Ended March 31, 2009

During the first quarter of 2009, the Partnership achieved a net realized and unrealized loss of $2,244,367 from its trading operations, which is net of brokerage commissions of $24,995.  The Partnership accrued total expenses of $534,889, including $294,851 in Selling Agent Administrative and Service Fees, $190,538 in Management Fees (paid to the General Partner) and $49,500 in operating expenses.  The Partnership earned $20,820 in interest income and allocated a Profit Share of $4,036 to the General Partner.  An analysis of trading gains and losses (not adjusted for any fees or expenses) by marked sector is as follows:

PART I – FINANCIAL INFORMATION (continued)

Sector	% Gain (Loss)

S&P 500	0.37%
Bonds	0.00%
Yen	(2.23)%
Energy	(6.50)%
Metals	6.70%
Grains	(2.22)%

Total Portfolio	(4.69)%

The Partnership was down moderately in the first quarter of 2009, energy, grains and currencies contributing to the decline, while metals and, to a small extent, S&P 500 positions made positive contributions to the portfolio.  The low point on a monthly basis was reached at the end of February, followed by a rebound in March.  At March month-end, all four sectors that were held in the portfolio, currencies, energy, grains, and metals, contributed to the positive March return.  The commodities and currencies held in the portfolio have been in a trading range since late in the fourth quarter.  This trading range may represent a base building period after the sharp declines experienced in the second half of 2008.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not Required.

PART I – FINANCIAL INFORMATION (continued)

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

There were no changes in the General Partner’s internal controls over financial reporting with respect to the Partnership that occurred during the fiscal quarter covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, the General Partner’s internal controls over financial reporting with respect to the Partnership.

PART II – OTHER INFORMATION

Item 1:  Legal Proceedings

None.

Item 1A:  Risk Factors

Not Required.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

(a)           The requested information has been previously reported on Form 8-K.

(b)           Not Applicable.

(c)           Pursuant to the Partnership’s Limited Partnership Agreement, Limited Partners may withdraw all or part of their capital contributions and undistributed profits, if any, at the end of each calendar month.  The withdrawal by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners.  The following table summarizes the withdrawals by Limited Partners during the first calendar quarter of 2009:

Month	Withdrawal Amounts
January 31, 2009	$222,456
February 28, 2009	$160,453
March 31, 2009	$980,775

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

Dated: May 15, 2009

AIS FUTURES FUND IV L.P.

By:  AIS FUTURES MANAGEMENT LLC
        General Partner

By: /s/ John Hummel
Name:  John Hummel
Title:    President (principal executive and principal
            financial officer)