Form 10-Q
period 2009-06-30
AIS FUTURES FUND IV LP
filed 2009-08-14
CIK 1023453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended June 30, 2009

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
Yes  ☐ No  ☒

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Statements of Financial Condition	1
Condensed Schedules of Investments	2-3
Statements of Operations	4
Statements of Changes in Partners’ Capital (Net Asset Value)	5
Notes to Financial Statements	6-13
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of
Operations	14-16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	16
Item 4T. Controls and Procedures	17

PART II – OTHER INFORMATION
Item 1. Legal Proceedings	18
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities	18
Item 4. Submission of Matters to a Vote of Security Holders	18
Item 5. Other Information	19
Item 6. Exhibits	19
Signature	20
Rule 13a–14(a)/15d–14(a) Certification	S-1
Section 1350 Certification	S-2

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

AIS FUTURES FUND IV L.P.
STATEMENTS OF FINANCIAL CONDITION
June 30, 2009 (Unaudited) and December 31, 2008 (Audited)

	June 30,	December 31,
	2009	2008
ASSETS
Equity in broker trading account
Cash	$5,804,958	$1,564,334
United States government securities, at fair value	60,449,780	41,470,056
Unrealized gain (loss) on open contracts, net	(4,960,440)	5,316,844
Interest receivable	482	2,293
Deposits with broker	61,294,780	48,353,527

Cash	930,030	540,030
Total assets	$62,224,810	$48,893,557

LIABILITIES
Accounts payable	$46,568	$58,861
Commissions and other trading fees
on open contracts payable	16,560	13,434
Management fee payable	91,545	69,791
General Partner Profit Share allocation payable	66,879	0
Selling agent administrative and service fee payable	146,442	132,341
Subscriptions received in advance	930,000	540,000
Redemptions payable	654,287	766,248
Total liabilities	1,952,281	1,580,675

PARTNERS' CAPITAL (Net Asset Value)
General Partner - Series B	194,385	152,807
Limited Partners - Series A	60,078,144	47,160,075
Total partners' capital (Net Asset Value)	60,272,529	47,312,882
	$62,224,810	$48,893,557

The accompanying notes are an integral part of these financial statements.

AIS FUTURES FUND IV L.P.
CONDENSED SCHEDULE OF INVESTMENTS
June 30, 2009 (Unaudited)
_______________

UNITED STATES GOVERNMENT SECURITIES *
Face Value	Maturity Date	Description	Fair Value	% of Net Asset Value

$14,000,000	07/02/09	U.S. Treasury Bills	$13,999,821	23.23%
7,000,000	09/17/09	U.S. Treasury Bills	6,994,552	11.60%
4,000,000	10/29/09	U.S. Treasury Bills	3,996,309	6.63%
2,500,000	11/19/09	U.S. Treasury Bills	2,497,441	4.14%
9,000,000	11/27/09	U.S. Treasury Bills	8,990,978	14.92%
5,000,000	12/03/09	U.S. Treasury Bills	4,995,124	8.29%
16,000,000	12/10/09	U.S. Treasury Bills	15,979,714	26.51%
3,000,000	12/24/09	U.S. Treasury Bills	2,995,841	4.97%

		Total United States government securities (cost - $60,419,389)	$60,449,780	100.29%

LONG FUTURES CONTRACTS **
	Description		Fair Value	% of Net Asset Value

	Agricultural		$(4,036,959)	(6.70)%
	Currencies		(467,535)	(0.78)%
	Energy		142,629	0.24%
	Equities - Stock Index		119,700	0.20%
	Metals		(718,275)	(1.19)%

	Total long futures contracts		$(4,960,440)	(8.23)%

* Pledged as collateral for the trading of futures contracts.
** No individual futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

AIS FUTURES FUND IV L.P.
CONDENSED SCHEDULE OF INVESTMENTS (CONTINUED)
December 31, 2008 (Audited)
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

* Pledged as collateral for the trading of futures contracts.
** No individual futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

AIS FUTURES FUND IV L.P.
STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2009 and 2008 (Unaudited)
_______________
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
TRADING GAINS
Trading gains (losses)
Realized	$24,044,614	$24,565,629	$23,233,694	$57,265,975
Change in unrealized	(8,868,832)	20,286,242	(10,277,284)	9,903,582
Brokerage commissions	(36,252)	(41,434)	(61,247)	(83,211)

Net total trading gains	15,139,530	44,810,437	12,895,163	67,086,346

NET INVESTMENT (LOSS)
Income
Interest income	33,718	728,428	54,538	1,591,810

Expenses
Selling agent administrative
and service fee	378,901	865,323	673,752	1,526,116
Management fees	259,779	598,934	450,317	1,080,170
Operating expenses	50,000	68,000	99,500	112,950

Total expenses	688,680	1,532,257	1,223,569	2,719,236

Net investment (loss)	(654,962)	(803,829)	(1,169,031)	(1,127,426)

NET INCOME	14,484,568	44,006,608	11,726,132	65,958,920
Less: General Partner
Profit Share allocation	64,652	8,661,436	68,688	13,140,894

Net income for pro rata
allocation to all partners	$14,419,916	$35,345,172	$11,657,444	$52,818,026

The accompanying notes are an integral part of these financial statements.

AIS FUTURES FUND IV L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
For the Six Months Ended June 30, 2009 and 2008 (Unaudited)
_______________

	Partners' Capital
	Series B	Series A
	General	Limited
	Partner	Partners	Total

Balances at January 1, 2009	$152,807	$47,160,075	$47,312,882

Net income for the six months
ended June 30, 2009
General Partner Profit Share allocation	1,809	0	1,809
Pro rata allocation to all partners	41,578	11,615,866	11,657,444

Subscriptions	0	3,861,814	3,861,814

Redemptions	(1,809)	(2,559,611)	(2,561,420)

Balances at June 30, 2009	$194,385	$60,078,144	$60,272,529

Balances at January 1, 2008	$313,793	$77,617,731	$77,931,524

Net income for the six months
ended June 30, 2008
General Partner Profit Share allocation	515,196	0	515,196
Pro rata allocation to all partners	254,448	52,563,578	52,818,026

Subscriptions	0	31,415,140	31,415,140

Redemptions	(515,196)	(10,704,685)	(11,219,881)

Balances at June 30, 2008	$568,241	$150,891,764	$151,460,005

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

United States government securities are stated at cost plus accrued interest, which approximates fair value based on the quoted market yield for the applicable U.S. Government Security.  Any change in value of these securities is reported in interest income on the statement of operations.

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

The Partnership applies the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48) entitled Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.  FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-or-not” of being sustained by the applicable tax authority.  Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  The General Partner has concluded there is no tax expense or associated interest and penalties to be recorded by the Partnership for the six month periods ended June 30, 2009 and 2008.  The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense.  The Partnership files U.S. federal and state tax returns.  The 2005 through 2008 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

On March 1, 2008, the Partnership adopted its Fourth Amended and Restated Limited Partnership Agreement.  This agreement changed the defined term used to describe interests in Partnership from “Units of Limited Partnership Interest” to “Limited Partnership Interests” to prevent confusion over the use of the term “units”.  The Partnership accounted for its “Units of Limited Partnership Interest” on a capital account basis prior to March 1, 2008, and will continue to account for its “Limited Partnership Interests” on the same basis going forward.

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

Financial assets and liabilities recorded on the statement of financial condition at June 30, 2009 are categorized as Level 1 and Level 2 based on the inputs to the valuation techniques. Level 1 denotes fair value is based on unadjusted quoted prices for identical assets or liabilities in an active market that the Partnership has the ability to access.  Level 2 denotes fair value is based on inputs other than quoted market prices that the Partnership has the ability to access.  The Partnership has no Level 3 assets or liabilities at June 30, 2009 and December 31, 2008.

A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market.  A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The fair values of financial instruments at June 30, 2009 and December 31, 2008 consisted of the following:

		June 30, 2009	December 31, 2008
Level 1	Futures contracts	$ (4,960,440)	$ 5,316,844
Level 2	U.S. Government Securities	$60,449,780	$41,470,056

The fair values of futures contracts are based upon exchange settlement prices.  The fair value of U.S. Government Securities is based on amortized cost plus accrued interest, which approximates fair value based on the quoted market yield for the applicable U.S. Government Security.

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

The Partnership’s business is speculative trading of futures contracts, options on futures contracts and physical commodities and other commodity-related contracts traded primarily on domestic markets pursuant to the trading and investment methodology of the General Partner.  In trading for the Partnership, the General Partner employs Multi Asset Allocation Portfolio (MAAP), which is a trend-following trading process employing a combination of discretionary input from the General Partner’s principals and proprietary applied intelligence software which is based on the quantitative analysis of years of daily historical prices and probability theory.  MAAP maintains long, short or neutral positions in each of the following asset classes, equities, fixed Income, currencies, metals, agriculture, and energy.

Derivatives not designated as hedging instruments under SFAS 133

	Asset Derivatives June 30, 2009	Liability Derivatives June 30, 2009
Balance Sheet Location - Equity in broker trading account
	Fair Value	Fair Value	Net
Agricultural contracts	$0	$(4,036,959)	$(4,036,959)
Currencies contracts	194,850	(662,385)	(467,535)
Energy contracts	777,090	(634,461)	142,629
Equities contracts	119,700	0	119,700
Metals contracts	186,625	(904,900)	(718,275)
	$1,278,265	$(6,238,705)	$(4,960,440)

Trading Revenue For the Three and Six Months Ended June 30, 2009			Trading Revenue For the Three and Six Months Ended June 30, 2009

Type of Instrument	Three Months Ended June 30	Six Months Ended June 30	Line Item in Income Statement	Three Months Ended June 30	Six Months Ended June 30
Agricultural contracts	$2,606,852	$1,502,226
Currencies contracts	3,212,572	2,032,794	Realized	$ 24,044,614	$23,233,694
Energy contracts	7,614,679	4,452,846
Equities contracts	120,031	289,681	Change in unrealized	(8,868,832)	(10,277,284)
Metals contracts	1,621,648	4,678,863

	$15,175,782	$12,956,410		$ 15,175,782	$12,956,410

The monthly average of futures contracts bought and sold was 1,379 and 1,315 for the three months ended and 2,013 and 1,926 for the six months ended June 30, 2009, respectively.

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

Note 1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

K.	Interim Financial Statements

The financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America may be omitted pursuant to such rules and regulations.  The financial statements reflect, in the opinion of management, all adjustments necessary that were of normal and recurring nature and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated.  The results of operations for the three and six months ended June 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year or for any other period.

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Form 10-K previously filed with the Securities and Exchange Commission.

L.	Recently Adopted Accounting Pronouncement

In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events, (SFAS 165) which establishes general standards of and accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  SFAS 165 is effective for financial statements issued for the Partnership’s first interim and annual period ending after June 15, 2009.

M.	Recently Issued Accounting Pronouncement

In June 2009, the FASB issued SFAS No. 168, FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (SFAS 168).  The FASB Accounting Standards Codification (Codification) will be the single source of authoritative nongovernmental U.S. GAAP.  The Codification will launch on July 1, 2009 and will be effective for interim and annual periods ending after September 15, 2009.  The Codification is not expected to change U.S. GAAP, but will combine all authoritative standards into a comprehensive, topically organized online database.  After the Codification launch on July 1, 2009 only one level of authoritative GAAP will exist, other than guidance issued by the SEC.  All other accounting literature excluded from the Codification will be considered non-authoritative.  The Codification will have an impact on the Partnership’s financial statement disclosures since all future references to authoritative accounting literature will be references made in accordance with the Codification.

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

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

Note 2.       GENERAL PARTNER (CONTINUED)

During the three and six months ended June 30, 2009 and 2008, certain Series A Limited Partners were charged Management Fees at a rate lower than described above, to offset the effect of the additional 1.5% per annum Selling Agent Service Fee described in Note 3.  Accordingly, for the three and six months ended June 30, 2009 and 2008, Management Fees were reduced by approximately $30,100, $63,600, $59,600 and $93,800, respectively.

The General Partner pays all organizational and offering costs and will not be reimbursed therefore.

Note 3.       SELLING AGENT ADMINISTRATIVE AND SERVICE FEES

Certain Series A Limited Partners that were solicited by  Selling Agents are charged an Administrative and Service Fee (the Service Fee equal to 1/12 of 2.5% (2.5% annually)) of each Series A Limited Partner’s month-end Net Assets, as defined, sold by them which remain outstanding as of each month-end.  The Selling Agents may pass on a portion of the Service Fee to its investment executives.  In the event the Service Fee is no longer payable to a Selling Agent, the relevant Limited Partner who was solicited by such Selling Agent will no longer be charged the Service Fee.  For the three and six months ended June 30, 2009 and 2008, certain Limited Partners were not subject to the Service Fee.  The Service Fee is accrued and expensed as incurred.

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

Note 4.       SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner.  A selling commission of up to 2% of the subscription amount may be deducted from the subscription proceeds and paid to the applicable Selling Agent, if any.  For the three and six months ended June 30, 2009 and 2008, $200, $0, $0 and $0, respectively, in selling commissions were charged to Limited Partners.  Limited Partner subscriptions, as presented in the statement of changes in partners’ capital (net asset value), are net of such selling commissions, if any.

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner.  A Limited Partner may request and receive partial or full redemptions of their capital account as of the close of business on the last business day of any month, subject to restrictions in the Limited Partnership Agreement.

Note 5.       DEPOSITS WITH BROKER

The Partnership deposits funds with Newedge USA, LLC, subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements.  Margin requirements are satisfied by the deposit of U.S. Government Securities and cash with such brokers.  Accordingly, assets used to meet margin and other broker or regulatory requirements are partially restricted.  The Partnership earns interest income on its assets deposited with the broker.

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

Note 8.       SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through August 14, 2009, the date these financial statements were issued.  There are no subsequent events to disclose.

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

Note 9.       FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three and six months ended June 30, 2009 and 2008.  This information has been derived from information presented in the financial statements.

	Three months ended June 30,		Six months ended June 30,
	2009 (Unaudited)	2008 (Unaudited)	2009 (Unaudited)	2008 (Unaudited)
Total return for Series A Limited Partners taken as a whole (1)
Total return before Profit Share allocation	32.11%	39.04%	24.43%	77.09%
Profit Share allocation	(0.13)%	(8.24)%	(0.13)%	(17.66)%
Total return after Profit Share allocation	31.98%	30.80%	24.30%	59.43%
Supplemental Data for Series A Limited Partners
Ratio of expenses to average net asset value: (2)
Expenses, excluding Profit Share allocation (3)	5.20%	5.25%	5.01%	5.14%
Profit Share allocation (1)	0.12%	7.42%	0.14%	12.43%
Total expenses	5.32%	12.67%	5.15%	17.57%
Net investment (loss) (3), (4)	(4.95)%	(2.76)%	(4.78)%	(2.14)%

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

The total returns and ratios exclude the effects of any 2% upfront selling commissions charged by Selling Agents.

                    ________________________

(1)	Not annualized.
(2)	The ratio of expenses to average net asset value does not include brokerage commissions.
(3)	Annualized.
(4)	The net investment (loss) is comprised of interest income less total expenses, excluding brokerage commissions and the General Partner Profit Share allocation.

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

There have been no material changes with respect to the Partnership's critical accounting policies, off-balance sheet arrangements or contractual obligations, as reported in the Partnership’s most recent Annual Report on Form 10-K and any amendments thereto.

During its operations for the three and six months ended June 30, 2009, the Partnership experienced no significant periods of illiquidity in any of the numerous markets traded by the General Partner.

Results of Operations

Performance Summary

Three Months Ended June 30, 2009

During the second quarter of 2009, the Partnership achieved a net realized and unrealized gain of $15,139,530 from its trading operations, which is net of brokerage commissions of $36,252.  The Partnership accrued total expenses of $688,680, including $378,901 in Selling Agent Administrative and Service Fees, $259,779 in Management Fees (paid to the General Partner) and $50,000 in operating expenses.  The Partnership earned $33,718 in interest income and allocated a Profit Share of $64,652 to the General Partner.  An analysis of trading gains and losses (not adjusted for any fees or expenses) by market sector is as follows:

PART I – FINANCIAL INFORMATION (continued)

Sector	% Gain (Loss)

S&P 500	0.18%
Bonds	0.00%
Yen	7.40%
Energy	15.37%
Metals	4.56%
Grains	7.47%

Total Portfolio	33.63%

The Partnership was up strongly in the second quarter of 2009.  The largest gains came from long positions in the three commodity sectors leading with energy and followed by grains and metals.  Also contributing to profits were long positions in three currencies: the Australian dollar, the Canadian dollar and the euro.  Finally, a small gain occurred late in the quarter as the fund took a small long position in the S&P 500.  The Partnership had no position in U.S. Treasury bond futures contracts during the second quarter.

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

Six Months Ended June 30, 2009

During the six months ended June 30, 2009, the Partnership achieved a net realized and unrealized gain of $12,895,163 from its trading operations, which is net of brokerage commissions of $61,247.  The Partnership accrued total expenses of $1,223,569, including $673,752 in Selling Agent Administrative and Service Fees, $450,317 in Management Fees (paid to the General Partner) and $99,500 in operating expenses.  The Partnership earned $54,538 in interest income and allocated a Profit Share of $68,688 to the General Partner.  An analysis of trading gains and losses (not adjusted for any fees or expenses) by market sector is as follows:

PART I – FINANCIAL INFORMATION (continued)

Sector	% Gain (Loss)

S&P 500	0.55%
Bonds	0.00%
Yen	5.01%
Energy	7.86%
Metals	11.56%
Grains	5.09%

Total Portfolio	27.37%

The Partnership was up strongly for the first six months of 2009 primarily due to returns in the second quarter of 2009.  The largest gains came from long positions in the three commodity sectors and from currencies. The largest contributor was from the metals, followed by energy, and grains.  In addition, profits were also generated by the long positions in three currencies, the Australian dollar, the Canadian dollar and the euro.  In addition, a small gain occurred from a partial long position in the S&P 500.  The Partnership had no position in U.S. Treasury bond futures contracts during the first half of 2009.

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

For the first half of 2008, the Partnership experienced strong returns, primarily due to the long positions in energy and grains.  Also contributing positive results were the long positions in metals and yen, and the short position in the S&P 500.  The short position in the U.S. Treasury bond was moderately unprofitable.  A combination of Federal Reserve easing moves in late 2007 and early 2008 and continued strength in developing country economies appear to be the catalysts for rising commodity prices even as the U.S. economy appears to be weakening.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not required.

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

Part II - OTHER INFORMATION

Item 1:  Legal Proceedings

None.

Item 1A:  Risk Factors

Not required.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

(a)           The requested information has been previously reported on Form 8-K.

(b)           Not applicable.

(c)           Pursuant to the Partnership’s Limited Partnership Agreement, Limited Partners may withdraw all or part of their capital contributions and undistributed profits, if any, at the end of each calendar month.  The withdrawal by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners.  The following table summarizes the withdrawals by Limited Partners during the second calendar quarter of 2009:

Month                                         Withdrawal Amounts
April 30, 2009                               $     368,991
May 31, 2009                                $     172,649
June 30, 2009                                $     654,287

Item 3:  Defaults Upon Senior Securities

(a)           None.

(b)           None.

Item 4:  Submission of Matters to a Vote of Security Holders

None.

PART I – FINANCIAL INFORMATION (continued)
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

_________________________
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

Dated: August 14 , 2009

AIS FUTURES FUND IV L.P.

By:  AIS FUTURES MANAGEMENT LLC
        General Partner

By: /s/ John Hummel
Name:  John Hummel
Title:    President (principal executive and principal
            financial officer)