Form 10-Q
period 2009-09-30
AIS FUTURES FUND IV LP
filed 2009-11-12
CIK 1023453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended September 30, 2009

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
Yes ☐ No ☒

TABLE OF CONTENTS

Page
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements	2-6
Item 1. Notes to Financial Statements	7-13
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16
Item 4. Controls and Procedures	17

PART II – OTHER INFORMATION
Item 1. Legal Proceedings	18
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities	18
Item 4. Submission of Matters to a Vote of Security Holders	18
Item 5. Other Information	18
Item 6. Exhibits	19
Signatures	S-1
Rule 13a–14(a)/15d–14(a) Certifications	S-2
Section 1350 Certifications	S-3

PART I – FINANCIAL INFORMATION
Item 1: Financial Statements

AIS FUTURES FUND IV L.P.
STATEMENTS OF FINANCIAL CONDITION
September 30, 2009 (Unaudited) and December 31, 2008 (Audited)
_______________

	September 30,	December 31,
	2009	2008
ASSETS
Equity in broker trading account
Cash	$6,709,575	$1,564,334
United States government securities, at fair value	63,460,129	41,470,056
Unrealized gain (loss) on open contracts, net	(2,018,033)	5,316,844
Interest receivable	584	2,293

Due from broker	68,152,255	48,353,527

Cash	773,030	540,030

Total assets	$68,925,285	$48,893,557

LIABILITIES
Accounts payable	$49,703	$58,861
Commissions and other trading fees
on open contracts payable	18,564	13,434
Management fee payable	103,244	69,791
General Partner Profit Share allocation payable	84,148	0
Selling agent administrative and service fee payable	161,284	132,341
Subscriptions received in advance	773,000	540,000
Redemptions payable	758,866	766,248

Total liabilities	1,948,809	1,580,675
PARTNERS’ CAPITAL (Net Asset Value)
General Partner - Series B	213,043	152,807
Limited Partners - Series A	66,763,433	47,160,075

Total partners’ capital (Net Asset Value)	66,976,476	47,312,882
	$68,925,285	$48,893,557

The accompanying notes are an integral part of these financial statements.

AIS FUTURES FUND IV L.P.
CONDENSED SCHEDULE OF INVESTMENTS
September 30, 2009 (Unaudited)
_______________

UNITED STATES GOVERNMENT SECURITIES*

Face Value	Maturity Date	Description	Fair Value	% of Net Asset Value

$4,000,000	10/29/09	U.S. Treasury Bills	$3,999,115	5.97%
2,500,000	11/19/09	U.S. Treasury Bills	2,499,099	3.73%
4,000,000	11/27/09	U.S. Treasury Bills	3,998,324	5.97%
2,000,000	12/03/09	U.S. Treasury Bills	1,999,200	2.98%
16,000,000	12/10/09	U.S. Treasury Bills	15,991,160	23.88%
3,000,000	12/24/09	U.S. Treasury Bills	2,998,055	4.48%
11,000,000	12/31/09	U.S. Treasury Bills	10,992,056	16.41%
4,000,000	01/14/10	U.S. Treasury Bills	3,996,937	5.97%
2,000,000	01/21/10	U.S. Treasury Bills	1,998,352	2.98%
4,500,000	01/28/10	U.S. Treasury Bills	4,496,432	6.71%
4,000,000	03/11/10	U.S. Treasury Bills	3,996,850	5.97%
6,500,000	03/18/10	U.S. Treasury Bills	6,494,549	9.70%
	Total United States government securities (cost - $63,419,124)
			$63,460,129	94.75%

LONG FUTURES CONTRACTS**
	Description		Fair Value	% of Net Asset Value

	Agricultural		$(5,893,535)	(8.80)%
	Currencies		688,823	1.03%
	Energy		(15,072)	(0.02)%
	Equities - Stock Index		164,550	0.25%
	Metals		3,036,045	4.53%

	Total long futures contracts		(2,019,189)	(3.01)%
SHORT FUTURES CONTRACTS
Number of Contracts	Description

37	Interest Rates (30 Year U.S. Treasury Bond, expires 12/2009)		1,156	0.00%

	Total futures contracts		$(2,018,033)	(3.01)%

*	Pledged as collateral for the trading of futures and options on futures contracts.
**	No individual futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

AIS FUTURES FUND IV L.P.
CONDENSED SCHEDULE OF INVESTMENTS (CONTINUED)
December 31, 2008 (Audited)
_______________
UNITED STATES GOVERNMENT SECURITIES*

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

LONG FUTURES CONTRACTS**
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

AIS FUTURES FUND IV L.P.
STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2009 and 2008 (Unaudited)
_______________

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
TRADING GAINS (LOSSES)
Trading gains (losses)
Realized	$3,013,925	$(26,992,877)	$26,247,619	$30,273,098
Change in unrealized	2,942,407	(46,514,360)	(7,334,877)	(36,610,778)
Brokerage commissions	(25,945)	(28,674)	(87,192)	(111,885)

Net total trading gains (losses)	5,930,387	(73,535,911)	18,825,550	(6,449,565)

NET INVESTMENT (LOSS)
Income
Interest income	34,133	623,451	88,671	2,215,261

Expenses
Selling agent administrative
and service fee	419,455	767,467	1,093,207	2,293,583
Management fees	296,423	511,094	746,740	1,591,264
Operating expenses	64,040	49,320	163,540	162,270

Total expenses	779,918	1,327,881	2,003,487	4,047,117

Net investment (loss)	(745,785)	(704,430)	(1,914,816)	(1,831,856)

NET INCOME (LOSS)	5,184,602	(74,240,341)	16,910,734	(8,281,421)

Less: General Partner
Profit Share allocation	40,113	(12,179,041)	108,801	961,853

Net income (loss) for pro rata
allocation to all partners	$5,144,489	$(62,061,300)	$16,801,933	$(9,243,274)

The accompanying notes are an integral part of these financial statements.

AIS FUTURES FUND IV L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Nine Months Ended September 30, 2009 and 2008 (Unaudited)
_______________

	Partners’ Capital
	Series B	Series A
	General	Limited
	Partner	Partners	Total

Balances at January 1, 2009	$152,807	$47,160,075	$47,312,882

Net income for the nine months
ended September 30, 2009
General Partner Profit Share allocation	24,653	0	24,653
Pro rata allocation to all partners	60,236	16,741,697	16,801,933

Subscriptions	0	7,568,956	7,568,956

Redemptions	(24,653)	(4,707,295)	(4,731,948)

Balances at September 30, 2009	$213,043	$66,763,433	$66,976,476

Balances at January 1, 2008	$313,793	$77,617,731	$77,931,524

Net income (loss) for the nine months
ended September 30, 2008
General Partner Profit Share allocation	769,697	0	769,697
Pro rata allocation to all partners	7,840	(9,251,114)	(9,243,274)

Subscriptions	0	50,284,820	50,284,820

Redemptions	(769,697)	(16,002,246)	(16,771,943)

Balances at September 30, 2008	$321,633	$102,649,191	$102,970,824

The accompanying notes are an integral part of these financial statements.

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	General Description of the Partnership

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

The Partnership’s financial statements are presented in conformity with U.S. generally accepted accounting principles (GAAP) which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

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

The Partnership evaluates tax positions taken or expected to be taken while preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-or-not” of being sustained by the applicable tax authority.  Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  The General Partner has concluded there is no tax expense or associated interest and penalties to be recorded by the Partnership for the nine month periods ended September 30, 2009 and 2008.  The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense.  The Partnership files U.S. federal and state tax returns.  The 2005 through 2008 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

The Partnership has elected not to provide statements of cash flows as permitted by GAAP accounting standards.

I.	Fair Value

The Partnership accounts for certain assets and liabilities at fair value under various accounting literature and applicable industry guidance, which define fair value, establish a fair value hierarchy based on the quality of inputs used to measure fair value, and enhance disclosure requirements for fair value measurements.  A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market.  The Partnership has categorized its financial instruments, based on the priority of inputs to the valuation technique, into a three-level fair value hierarchy.  The fair value gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

I.	Fair Value (continued)

lowest priority to unobservable inputs (Level 3).  If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Financial assets and liabilities recorded on the statement of financial condition at September 30, 2009 and December 31, 2008 are categorized as Level 1 and Level 2 based on the inputs to valuation techniques.  Level 1 denotes fair value is based on unadjusted quoted prices for identical assets or liabilities in an active market that the Partnership has the ability to access.  Level 2 denotes fair value is based on inputs other than quoted market prices that the Partnership has the ability to access.  The Partnership has no level 3 assets or liabilities at September 30, 2009 or December 31, 2008, or for the periods then ended.

The fair values of financial instruments at September 30, 2009 and December 31, 2008 consisted of the following:

		September 30, 2009	December 31, 2008
Level 1	Futures contracts	$(2,018,033)	$5,316,844
Level 2	U.S. Government Securities	$63,460,129	$41,470,056

The fair values of futures contracts are based upon exchange settlement prices.  The fair value of U.S. Government Securities is based on amortized cost plus accrued interest, which approximates fair value based on the quoted market yield for the applicable U.S. Government security.

J.	Financial Derivative Instruments

The Partnership’s business is speculative trading of futures contracts, options on futures contracts and physical commodities and other commodity-related contracts traded primarily on domestic markets pursuant to the trading and investment methodology of the General Partner.  In trading for the Partnership, the General Partner employs Multi Asset Allocation Portfolio (MAAP), which is a trend-following trading process employing a combination of discretionary input from the General Partner’s principals and proprietary applied intelligence software which is based on the quantitative analysis of years of daily historical prices and probability theory.  MAAP maintains long, short or neutral positions in each of the following asset classes, equities, fixed income, currencies, metals, agriculture, interest rate, and energy.

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

J.	Financial Derivative Instruments (continued)

Derivatives not designated as hedging instruments under SFAS 133

	Asset Derivatives September 30, 2009	Liability Derivatives September 30, 2009
Balance Sheet Location - Equity in broker trading account
	Fair Value	Fair Value	Net
Agricultural contracts	$87,862	$(5,981,397)	$(5,893,535)
Currencies contracts	688,823	0	(688,823)
Energy contracts	403,378	(418,450)	(15,072)
Equities contracts	172,150	(7,600)	119,700
Interest Rates contracts	1,156	0	1,156
Metals contracts	3,193,220	(157,175)	3,036,045
	$4,546,589	$(6,564,622)	$(2,018,033)

Trading Revenue For the Three and Nine Months Ended September 30, 2009			Trading Revenue For the Three and Nine Months Ended September 30, 2009

Type of Instrument	Three Months Ended September 30	Nine Months Ended September 30	Line Item in Income Statement	Three Months Ended September 30	Nine Months Ended September 30

Agricultural contracts	$(2,522,029)	$(1,019,803)
Currencies contracts	3,192,797	5,225,591	Realized	$ 3,013,925	$26,247,619
Energy contracts	(1,496,716)	2,956,130	Change in unrealized	2,942,407	(7,334,877)
Equities contracts	1,008,691	1,298,372
Interest Rates contracts	1,156	1,156		$ 5,956,332	$18,912,742
Metals contracts	5,772,433	10,451,296

	$5,956,332	$18,912,742

The monthly average of futures contracts bought and sold was 1,371 and 1,260 for the three months ended and 1,799 and 1,704 for the nine months ended September 30, 2009, respectively.

K.	Interim Financial Statements

The financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America may be omitted pursuant to such rules and regulations.  The financial statements reflect, in the opinion of management, all adjustments necessary that were of normal and recurring nature and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated.  The results of operations for the three and nine months ended September 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year or for any other period.

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Form 10-K previously filed with the Securities and Exchange Commission.

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

L.	Recently Adopted Accounting Pronouncements

The Partnership adopted FASB Accounting Standards Codification (ASC) on July 1, 2009, which is the single source of authoritative nongovernmental U.S. GAAP.   The ASC does not change U.S. GAAP but combines all authoritative standards into a comprehensive, topically organized online database.  Effective with the ASC launch on July 1, 2009 only one level of authoritative GAAP exists, other than guidance issued by the SEC. All other accounting literature excluded from the ASC will be considered non-authoritative. The ASC impacted the Partnership’s financial statement disclosures by eliminating prior FASB references since all references to authoritative accounting literature are now referenced in accordance with the ASC.

The Partnership adopted the provisions of the Subsequent Events Topic of the FASB ASC effective June 30, 2009, which establishes general standards of and accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.

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

During the three and nine months ended September 30, 2009 and 2008, certain Series A Limited Partners were charged Management Fees at a rate lower than described above, to offset the effect of the additional 1.5% per annum Selling Agent Service Fee described in Note 3.  Accordingly, for the three and nine months ended September 30, 2009 and 2008, Management Fees were reduced by approximately $28,800, $62,000, $88,400 and $155,800, respectively.

The General Partner has paid all organizational and offering costs and will not be reimbursed therefore.

Note 3.	SELLING AGENT ADMINISTRATIVE AND SERVICE FEES

Certain Series A Limited Partners that were solicited by  Selling Agents are charged an Administrative and Service Fee (the Service Fee equal to 1/12 of 2.5% (2.5% annually)) of each Series A Limited Partner’s month-end Net Assets, as defined, sold by them which remain outstanding as of each month-end.  The Selling Agents may pass on a portion of the Service Fee to its investment executives.  In the event the Service Fee is no longer payable to a Selling Agent, the relevant Limited Partner who was solicited by such Selling Agent will no longer be charged the Service Fee.  For the three and nine months ended September 30, 2009 and 2008, certain Limited Partners were not subject to the Service Fee.  The Service Fee is accrued and expensed as incurred.

For investment executives associated with the sale of Limited Partner Interests in excess of $500,000, the investment executive’s firm will receive an additional 1.5% per annum Service Fee with respect to such Limited Partner Interests in excess of $500,000, for the first twelve months following the sale of such Limited Partner Interests.  The additional Service Fee is paid by the Partnership, however, the General Partner reduces its Management Fee (see Note 2) related to the Limited Partner’s Interest.  Accordingly, this additional Service Fee does not affect the total fees charged to the Limited Partner.

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 4.	SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner.  A selling commission of up to 2% of the subscription amount may be deducted from the subscription proceeds and paid to the applicable Selling Agent, if any.  For the three and nine months ended September 30, 2009 and 2008, $0, $4,900, $200 and $30,737, respectively, in selling commissions were charged to Limited Partners.  Limited Partner subscriptions, as presented in the statement of changes in partners’ capital (net asset value), are net of such selling commissions, if any.

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

Management of the Partnership evaluated subsequent events through November 12, 2009, the date these financial statements were issued.  There are no subsequent events to disclose.

Note 9.	FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three and nine months ended September 30, 2009 and 2008.  This information has been derived from information presented in the financial statements.

	Three months ended September 30,		Nine months ended September 30,
	2009 (Unaudited)	2008 (Unaudited)	2009 (Unaudited)	2008 (Unaudited)
Total return for Series A Limited Partners taken as a whole (1)
Total return before Profit Share allocation	8.40%	44.02%	34.88%	0.87%
Profit Share allocation	(0.07)%	(6.02)%	(0.23)%	(0.29)%
Total return after Profit Share allocation	8.33%	(38.00)%	34.65%	(1.16)%
Supplemental Data for Series A Limited Partners
Ratio of expenses to average net asset value: (2)
Expenses, excluding Profit Share allocation (3)	4.94%	3.81%	4.98%	4.61%
Profit Share allocation (1)	0.06%	(8.73)%	0.20%	0.82%
Total expenses	5.00%	(4.92)%	5.18%	5.43%
Net investment (loss) (3), (4)	(4.73)%	(2.03)%	(4.76)%	(2.10)%

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

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The Partnership trades futures contacts, long and short in each of the following six asset classes: equities, fixed income, currencies, metals, agriculture and energy.  Due to the nature of the Partnership’s business, substantially all its assets are represented by cash and U.S. government obligations, while the Partnership maintains its market exposure through open futures contract positions.

The Partnership’s assets are generally held as cash, cash equivalents or U.S. Government obligations, which are used to margin the Partnership’s futures positions and are withdrawn, as necessary, to pay redemptions and expenses.  Other than potential market-imposed limitations on liquidity, due, for example, to daily price fluctuation limits, which are inherent in the Partnership’s futures trading, the Partnership’s assets are highly liquid and are expected to remain so.

There have been no material changes with respect to the Partnership’s critical accounting policies, off-balance sheet arrangements or contractual obligations, as reported in the Partnership’s most recent Annual Report on Form 10-K and any amendments thereto.

During its operations for the three and nine months ended September 30, 2009, the Partnership experienced no significant periods of illiquidity in any of the numerous markets traded by the General Partner.

Results of Operations

Performance Summary

Three Months Ended September 30, 2009

During the third quarter of 2009, the Partnership achieved a net realized and unrealized gain of $5,930,387 from its trading operations, which is net of brokerage commissions of $25,945.  The Partnership accrued total expenses of $779,918, including $419,455 in Selling Agent Administrative and Service Fees, $296,423 in Management Fees (paid to the General Partner) and $64,040 in operating expenses.  The Partnership earned $34,133 in interest income and allocated a Profit Share of $40,113 to the General Partner.  An analysis of trading gains and losses (not adjusted for any fees or expenses) by market sector is as follows:

PART I – FINANCIAL INFORMATION (continued)

Sector	% Gain (Loss)

S&P 500	1.61%
Bonds	0.00%
Currency	5.21%
Energy	(2.31) %
Metals	9.43%
Grains	(3.88) %

Total Portfolio	9.68%

The Partnership experienced gains in the third quarter of 2009.  The largest gain came from long positions in metals, followed by gains in long positions in foreign currencies (Australian and Canadian dollars and euro) and to a lesser extent a long position in the S&P 500.  Losses occurred in the long positions in the grains and energy markets.  The Partnership had no position in U.S. Treasury bond futures contracts until the last day of the third quarter at which time it took a small short position.

Three Months Ended September 30, 2008

During the three months ended September 30, 2008, the Partnership earned net income/(loss) for pro rata allocation to all partners of $(62,061,300).  The Partnership experienced trading gains/(losses) of $(73,535,911) and earned interest income of $623,451 during this period.  Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s commodity broker.  Interest income for this period decreased $106,919 over the same period in 2007.  A breakdown of trading gains and losses for this period appears below.

Sector	% Gain (Loss)

S&P 500	3.13%
Bonds	(1.40) %
Yen	(0.35) %
Energy	(19.60) %
Metals	(9.77) %
Grains	(21.23) %

Total Portfolio	(43.68) %

The Partnership experienced a decline in value during the third quarter of 2008 primarily due to the Partnership’s long positions in grains, energy and metals.  In addition small losses were incurred in the short position in U.S. Treasury bonds and the Japanese Yen.  Only the Partnership’s short position in the S&P 500 created a small gain.

Nine Months Ended September 30, 2009

During the nine months ended September 30, 2009, the Partnership achieved a net realized and unrealized gain of $18,825,550 from its trading operations, which is net of brokerage commissions of $87,192.  The Partnership accrued total expenses of $2,003,487, including $1,093,207 in Selling Agent Administrative and Service Fees, $746,740 in Management Fees (paid to the General Partner) and $163,540 in operating expenses.  The Partnership earned $88,671 in interest income and allocated a Profit Share of $108,801 to the General Partner.  An analysis of trading gains and losses (not adjusted for any fees or expenses) by market sector is as follows:

PART I – FINANCIAL INFORMATION (continued)

Sector	% Gain (Loss)

S&P 500	2.17%
Bonds	0.00%
Currency	10.48%
Energy	5.37%
Metals	22.08%
Grains	1.01%

Total Portfolio	39.70%

The Partnership was up strongly for the first nine months of 2009 primarily due to gains in the second and third quarters of 2009.  The largest gains came from long positions in the metals and from currencies (Australian and Canadian dollars and the euro). In addition, profits were also generated by the long positions in energy, the S&P 500 and grains.  The Partnership had no position in U.S. Treasury bond futures contracts until the last day of the third quarter, at which time a small short position was established.

Nine Months Ended September 30, 2008

During the nine months ended September 30, 2008, the Partnership earned net income/(loss) for pro rata allocation to all partners of $(9,243,274).  Total partners’ capital (net asset value) for this period increased by $25,039,300 due to the impact of this net income/(loss), as well as subscriptions (net of redemptions) of $33,512,877.  The Partnership experienced trading gains/(losses) of $(6,449,565) and earned interest income of $2,215,261 during this period.  Interest income is derived from cash and U.S. Treasury instruments held at the Partnership's commodity broker.  Interest income for this period increased $65,917 over the same period in 2007.  A breakdown of trading gains and losses for this period appears below.

Sector	% Gain (Loss)

S&P 500	7.14%
Bonds	(2.18) %
Yen	2.05%
Energy	7.72%
Metals	(1.75) %
Grains	(5.70) %

Total Portfolio	0.68%

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

PART I – FINANCIAL INFORMATION (continued)

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

(b)           Not applicable.

(c)           Pursuant to the Partnership’s Limited Partnership Agreement, Limited Partners may withdraw all or part of their capital contributions and undistributed profits, if any, at the end of each calendar month.  The withdrawal by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners.  The following table summarizes the withdrawals by Limited Partners during the third calendar quarter of 2009:

Month	Withdrawal Amounts
July 31, 2009	$ 722,517
August 31, 2009	$ 666,301
September 30, 2009	$ 758,866

Item 3:  Defaults Upon Senior Securities

(a)           None.

(b)           None.

Item 4:  Submission of Matters to a Vote of Security Holders

None.

Item 5:  Other Information

(a)           None.

(b)           Not applicable.

PART II – OTHER INFORMATION (continued)

Item 6: Exhibits

The following exhibits are incorporated herein by reference.

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

Dated: November 12, 2009

AIS FUTURES FUND IV L.P.

By:	AIS FUTURES MANAGEMENT LLC

By: /s/ John Hummel
Name:  John Hummel
Title:  President (principal executive and principal
               financial officer)

S-1