Form 10-K
period 2009-12-31
AIS FUTURES FUND IV LP
filed 2010-03-31
CIK 1023453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically or posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒ No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒

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
Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS
Part I

i

PART I
Item 1: BUSINESS

(a)	General Development of Business

AIS Futures Fund IV L.P. (the “Partnership”) is a Delaware limited partnership organized on August 11, 1997 under the Delaware Revised Uniform Limited Partnership Act.  AIS Futures Management LLC (“AIS” or the “General Partner”), a Delaware limited liability company, is the general partner and trading advisor of the Partnership.  The Partnership’s business is speculative trading of futures contracts, options on futures contracts and physical commodities and other commodity-related contracts traded primarily on domestic markets (collectively “Futures Contracts”) pursuant to the trading and investment methodology of AIS.  The Partnership holds a substantial majority of its assets in United States Treasury bills as margin, or available for margin, to support its futures trading activity.  The Partnership began its trading activities on February 2, 1997.  Under its Limited Partnership Agreement, as amended through the date of this annual report (the “Limited Partnership Agreement”), the Partnership has delegated all aspects of the Partnership’s management to AIS.  Accordingly, AIS controls and manages the business of the Partnership, and purchasers of limited partnership interests (“Interests”) in the Partnership, as the Partnership’s “Limited Partners” have no right to participate in management or control of the Partnership.

AIS is the successor to AIS Futures Management, Inc., has been continuously registered with the Commodity Futures Trading Commission (“CFTC”) as a Commodity Pool Operator (“CPO”) since May 14, 1990 and as a Commodity Trading Advisor (“CTA”) since August 20, 1992, and has been a member of the National Futures Association (“NFA”) in such capacities since such dates.

As of February 28, 2010, the aggregate net asset value of the Partnership was $67,175,856.

The Partnership’s fiscal year ends on December 31.

The Partnership has no subsidiaries.

The Partnership will terminate when the first of the following occurs:   (i) December 31, 2026; (ii) a decline in the Net Assets of the Partnership as of the close of business in New York, New York to $50,000 or less; (iii) the withdrawal (including withdrawal after suspension of trading), dissolution, bankruptcy or removal of the General Partner (unless a new general partner has been substituted and the Partnership is continued); or (iv) any event which shall make unlawful the continued existence of the Partnership or requiring termination of the Partnership.

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

The Partnership generally maintains positions, both long (contracts to buy) and short (contracts to sell), in Futures Contracts with a notional value equal to between approximately two and four times the Partnership’s aggregate net asset value.  Except for temporary deviations from time to time, for example, as the value of the contracts purchased at the onset of a new position change or as prices in the market move up or down substantially, leverage in the Partnership ranges from zero to a level not significantly greater than four times the total capital of the Partnership.  Depending on MAAP trading signals and AIS’ discretionary input, the leverage in the Partnership may be significantly less than four times total capital.

Description of Trading Approach

In trading for the Partnership, AIS employs its MAAP strategy.  MAAP is a discretionary, long-term oriented investment strategy.  The MAAP investment process begins with a global macro-economic analysis and then uses a technical and systematic study of current trends and futures contract valuation to determine the direction and size of positions to be taken in MAAP.  Once in a position, the MAAP investment process includes consideration of both trend-following strategies and the valuation levels of the underlying futures contracts in making adjustments to position size and direction.  The principals of AIS, have used the MAAP investment process for over 17 years.

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

MAAP allocates approximately 1/6 of the portfolio’s potential total contract value (when fully invested) to each of the six asset classes described above.  Approximately 1/6 of the portfolio’s potential value is allocated to each of the following three financial markets:  equities, represented by positions in the S&P 500 futures contract; fixed income, represented by U.S. Treasury bond futures; and currencies, represented by Japanese yen, British pound, Swiss franc, Canadian dollar, Australian dollar, and euro currency futures.

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

The MAAP investment process begins with an analysis of the global macro economic conditions that could impact the environment for the six sectors traded.  AIS believes that global economic growth rates, inflation trends, government policies, currency and interest rate trends, and demographic factors all interact to impact price trends in the various markets traded.  In addition to global macro trends, analysis of specific supply and demand trends within each of the three commodity sectors is conducted on an ongoing basis.  Finally, AIS analyzes the potential of supply demand conditions and price trends in one sector to impact prices in other sectors.  Using their analysis of fundamental conditions, the trading principals then look to their quantitative and systematic models and utilize technical analysis to help with the timing of trades and the determination of the size of new or adjusted positions.  The trading principals believe that combining both fundamental and quantitative analysis creates a more in-depth understanding of market dynamics.

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

Although AIS generally takes positions in the most liquid, front month futures contract, it also analyzes spread relationships in order to take advantage of extremes in pricing between front month futures contracts and forward month futures contracts and may at times utilize forward month futures.  AIS believes this flexibility periodically offers opportunities to reduce portfolio risk or increase portfolio return.  AIS may also buy or sell options on futures at its discretion in an effort to reduce portfolio risk or to allow a managed account to enter or exit positions at certain prices and times.

AIS can generally apply MAAP with different degrees of leverage based on a client’s risk/reward parameters, ranging from no additional leverage to four times leverage.  With respect to the Partnership, AIS will maintain, except for temporary deviations from time to time (as described herein) or if the prices of the futures contracts entered into at the onset of a new position change substantially, leverage at a level not materially greater than four times the Partnership’s Net Assets.  However, depending on AIS’ discretionary assessment, leverage may be significantly less than four times the Partnership’s Net Assets.

AIS continues an active research program designed to improve investment returns and reduce portfolio risk.  Such research may lead to the introduction of trading models in individual markets and to more extensive use of options on futures contracts.  AIS’ research in the use of options on futures is primarily, but not solely, intended to seek ways to further reduce portfolio volatility.

AIS’ basic risk management decision-making is discretionary, using both fundamental and technical/quantitative information, however, beginning in mid-2009, AIS overlays these decisions with a systematic process to determine maximum leverage in the commodity sectors.  The physical commodity risk overlay assigns positive or negative points to each of the twelve commodity markets traded within the three physical commodity asset classes of MAAP.  These twelve markets include: gold, silver, copper, crude oil, RBOB (unleaded gasoline), heating oil, natural gas, corn, wheat, soybeans, soybean meal and soybean oil.  A composite point level is then computed for the twelve commodity markets.  If the composite reading for the twelve markets drops below the predetermined minimum level, leverage must be reduced to a maximum of 50 percent of potential leverage on the long side for MAAP’s commodity positions.  Leverage on commodity long positions can only be brought back above 50 percent of maximum when the portfolio point system rises to a predetermined positive level.

The physical commodities risk overlay is designed to be long-term, with infrequent signals.  During the 17 years that MAAP was traded prior to implementation of the physical commodities risk overlay, from 1992 through mid-2009, there would have been only seven negative signals had this risk overlay been in place.  Three such negative signals would have avoided significant commodity market declines, two such negative signals would have added minimal value, and two such negative signals would have modestly reduced upside gains as commodity prices continued to rise.  The risk overlay is not without its limitations and is intended to reduce, rather than eliminate, discretion in making risk management decisions.  However, the long-term nature of the approach may avoid the problem of frequent whipsaws to which many systematic traders are subject, although there can be no assurance that this approach will be successful in doing so or not result in reduced returns for the Partnership.

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
The Partnership pays its routine legal, accounting and filing fees, operating expenses and other administrative costs as incurred.  These costs are currently estimated at between $200,000 and $250,000 per year, although they may exceed this level.  The Partnership will pay any taxes or extraordinary expenses applicable to it, but these are not expected to be material.

Recipient	Nature of Payment	Amount of Payment

General Partner	Profit Share
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
The Partnership pays to the Commodity Broker brokerage commissions and certain other trading expenses incurred in connection with the Partnership’s futures trading.  The Partnership pays to the Commodity Broker up to $8 per “round turn” trade, which includes all exchange, clearing, give up and NFA fees.  If the Partnership uses an executing broker other than the Commodity Broker it pays up to $1.50 for trade execution.  The Partnership is charged half of these round-turn rates on each purchase and sale of futures options.  When an option is exercised and a futures position is acquired, the full round-turn rate is charged on that position.  There is no charge when an option expires.  The General Partner estimates that the annual brokerage commission expenses will, in the aggregate, range from 0.10% to 1.00% of the Partnership’s average month-end Net Assets, but such expenses may exceed this estimate under certain circumstances.  If the Partnership engages in forward trading, the Partnership would typically be charged a bid/ask spread which is embedded in the price quoted by the forward contract counterparty and is thus unquantifiable.

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

Item 1A: RISK FACTORS

The Partnership is a Smaller Reporting Company, as defined by Rule 229.10(f)(1) and therefore this item is not required.

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

Item 4: (RESERVED)

PART II

Item 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

(a)	Market information

There is no trading market for the Interests, and none is likely to develop.  Interests may be redeemed or transferred subject to the conditions imposed by the Limited Partnership Agreement.

(b)	Holders

As of February 28, 2010, there were 1,248 holders of Interests.

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

The following table summarizes Limited Partner redemptions during the fourth calendar quarter of 2009:

Month Ended	Amount Redeemed

October 31, 2009	$2,671,957
November 30, 2009	791,088
December 31, 2009	2,012,766
Total	$5,475,811

Item 6: SELECTED FINANCIAL DATA

The Partnership is a Smaller Reporting Company, as defined by Rule 229.10(f)(1) and therefore this item is not required.

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

(b)           Liquidity

The Partnership’s assets are generally held as cash or cash equivalents which are used to margin the Partnership’s futures positions and are withdrawn, as necessary, to pay redemptions and expenses.  Other than potential market-imposed  limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading, the Partnership’s assets are highly liquid and are expected to remain so.  During its operations through December 31, 2009, the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the General Partner on behalf of the Partnership.

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

The Partnership accounts for certain assets and liabilities at fair value under the Financial Accounting Standards Board Accounting Standards Codification (the “Codification”).  The Partnership adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157) on January 1, 2008.  SFAS No. 157, which is now incorporated in the Codification, defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.  In accordance with SFAS No. 157, the Partnership has categorized its financial instruments, based on the priority of inputs to the valuation technique, into a three-level fair value hierarchy.  The fair value gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Financial assets and liabilities recorded on the statements of financial condition at December 31, 2009 and December 31, 2008 are categorized as Level 1 and Level 2 based on the inputs to the valuation techniques.  Level 1 denotes fair value is based on unadjusted quoted prices for identical assets or liabilities in an active market that the Partnership has the ability to access.  Level 2 denotes fair value is based on observable inputs other than quoted market prices that the Partnership has the ability to access.

A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market.  A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The fair values of futures contracts are based upon exchange settlement prices.  The fair value of U.S. Government Securities is based on cost plus accrued interest, which approximates fair value, based on quoted market prices.

The Partnership accounts for subscriptions, allocations and redemptions on a per partner capital account basis.  Income or loss, prior to the Management Fee, Selling Agent Administative and Service Fee and the General Partner Profit Share allocation, is allocated pro rata to the capital accounts of all partners.

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

(e)           Contractual Obligations

The Partnership is a Smaller Reporting Company, as defined by Rule 229.10(f)(1) and therefore this item is not required.

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

2009

During 2009, the Partnership achieved a net realized and unrealized gain of $33,898,906 from its trading operations, which is net of brokerage commissions of $128,483.  The Partnership incurred total expenses of $2,928,297 including $1,582,995 in Selling Agent Administrative and Service Fees, $1,117,262 in Management Fees (paid to the General Partner) and $228,040 in operating expenses.  The Partnership earned $130,650 in interest income and allocated a Profit Share of $406,628 to the General Partner.  An analysis of trading gains and losses (not adjusted for any fees or expenses) by market sector is as follows:

Sector	% Gain (Loss)
S&P 500	3.39%
Bonds	0.66%
Currency	11.22%
Energy	9.90%
Metals	28.78%
Grains	10.61%

            During 2009, the Partnership achieved gains in all six asset classes traded in the portfolio.  Approximately 40% of the portfolio gains came from the long positions in the metals sector.  Currency, grains and energy long positions contributed significant gains as well.  Small gains were acheived by the partial long position in the S&P 500 and a short position in bonds, entered into near the end of the year.

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

Sector	% Gain (Loss)
S&P 500	4.85%
Bonds	(8.87)%
Currency	9.11%
Energy	(31.95)%
Metals	(9.55)%
Grains	(17.13)%

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is a Smaller Reporting Company, as defined by Rule 229.10(f)(1) and therefore this item is not required.

Item 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements required by this item, including the reports of Arthur F. Bell, Jr. & Associates, L.L.C. for the fiscal year ended December 31, 2009 and McGladrey & Pullen, LLP for the fiscal year ended December 31, 2008, are included herewith following the Index to Financial Statements set forth following the signature page hereof and incorporated by reference into this Item 8.

Because the Partnership is a Smaller Reporting Company, as defined by Rule 229.10(f)(1), the supplementary financial information required by Item 302 of Regulation S-K is not required.

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

AIS has assessed the effectiveness of its internal control over the financial reporting with respect to the Partnership as of December 31, 2009.  Based on its assessment, management of AIS has concluded that, as of December 31, 2009, its internal control over financial reporting with respect to the Partnership is effective.

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

There were no changes in the General Partner’s internal control over financial reporting during the period ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Robert F. Ward is a principal of AIS, but does not participate in making trading or operational decisions for the Partnership and does not supervise persons so engaged.

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

Item 11: EXECUTIVE COMPENSATION

The Partnership itself has no officers, directors or employees.  None of the principals, officers or employees of AIS receive compensation from the Partnership.  AIS makes all trading decisions for the Partnership.  AIS receives a monthly Management Fee from the Partnership of 1/12 of 2% of month-end Net Assets attributable to Series A Interests and an annual Profit Share equal to 20% of New Trading Profit realized on Series A Interests, payable at the end of each calendar year on a “high water mark” basis.  Because Limited Partners purchase Interests at different times, they may recognize different amounts of New Trading Profit.  Each Limited Partner is charged a Profit Share only on the New Trading Profit allocable to such Limited Partner’s investment in the Partnership.  There is no Management Fee or Profit Share with respect to Series B Interests, which are available only to AIS, its principals and employees.

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

Item 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Securities authorized for issuance under equity compensation plans

None.

(b)	Security ownership of certain beneficial owners

As of February 28, 2010, the General Partner knows of the following persons who own beneficially more than 5% of the Partnership’s Interests as follows:

Name and Address	Value of Interests held	Percentage Ownership

City of Meridian Police and Fire Fund H 142 East Main Street Meriden, CT 06108	$5,317,695	7.92%
City of Meridian Employees Fund M 142 East Main Street Meriden, CT 06108	$5,317,695	7.92%

All of the Partnership’s general partner interest is held by AIS Futures Management LLC.

(c)	Security Ownership of Management

The Partnership has no officers or directors.  Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner, which has discretionary authority over the Partnership’s trading.  As of February 28, 2010, the General Partner’s interest in the Partnership was valued at $224,996, which constituted 0.335% of the Partnership’s total assets.

As of February 28, 2010, no director, executive officer or member of the General Partner beneficially owned Interests in the Partnership.

(d)	Changes in Control

There have been no changes in control of the Partnership.

Item 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See “Item 11: Executive Compensation” and “Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”  The Partnership paid the General Partner $1,117,262 in Management Fees for the year ended December 31, 2009.  The Partnership allocated to the General Partner $406,628 in Profit Shares for the year ended December 31, 2009.  The General Partner’s interest in the Partnership showed an allocation of profit of $108,575 for the year ended December 31, 2009.  The Management Fees and Profit Shares paid by the Partnership to AIS were not negotiated and are higher than they would have been had they been the result of arm’s-length bargaining.

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

Item 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed to the Partnership for professional audit services provided by McGladrey & Pullen, LLP, the Partnership’s independent registered public accountant for 2008, for the audit of the Partnership’s annual financial statements for the years ended December 31, 2009 and 2008, respectively.  The fees billed for the year ended December 31, 2009 pertain to work completed with respect to the annual financial statements and review of financial statements included in the Partnership’s quarterly reports prior to the Partnership’s appointment of Arthur F. Bell, Jr. & Associates, L.L.C. as its independent registered public accountant for 2009.

McGladrey & Pullen, LLP FEE CATEGORY	2009	2008

Audit Fees(1)	$124,763	$67,500
Audit-Related Fees	-	-
Tax Fees(2)	-	-
All Other Fees	-	-

TOTAL FEES	$124,763	$67,500

_____________
(1)
Audit fees consist of fees for professional services rendered for the audit of the Partnership’s financial statements and review of financial statements included in the Partnership’s quarterly reports.

(2)	Tax fees consist of fees for the preparation of the Partnership's U.S. federal and required state tax returns.

The following table sets forth the fees billed to the Partnership for professional tax services provided by Arthur F. Bell, Jr. & Associates, L.L.C., the Partnership’s independent registered public accountant for 2009, for the filing of the Partnership’s annual income tax returns for the years ended December 31, 2009 and 2008, respectively.  Arthur F. Bell, Jr. & Associates, L.L.C. has not billed fees for professional audit services provided to the Partnership for the year ended December 31, 2009.

Arthur F. Bell, Jr. & Associates, L.L.C. FEE CATEGORY	2009	2008

Audit Fees(1)	-	-
Audit-Related Fees	-	-
Tax Fees(2)	$16,064	$15,865
All Other Fees	-	-

TOTAL FEES	$16,064	$15,865

___________
(1)
Audit fees consist of fees for professional services rendered for the audit of the Partnership’s financial statements and review of financial statements included in the Partnership’s quarterly reports.

(2)	Tax fees consist of fees for the preparation of the Partnership's U.S. federal and required state tax returns.

Neither the Partnership nor AIS has an audit committee to pre-approve accountant and auditor fees and services.  In lieu of an audit committee, the principals of AIS pre-approve the engagement of the auditor prior to the commencement of services.

PART IV

Item 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The following financial statements are included herewith, beginning following the Index to Financial Statements appearing after the signature page hereof, and are incorporated into Item 8:

•	Statements of Financial Condition at December 31, 2009 and 2008;

•	Condensed Schedule of Investments at December 31, 2009;

•	Condensed Schedule of Investments at December 31, 2008;

•	Statements of Operations For the Years Ended December 31, 2009 and 2008; and

•	Statements of Changes in Partners’ Capital (Net Asset Value) For the Years Ended December 31, 2009 and 2008.

(b)	Exhibits

The following documents (unless otherwise indicated) are filed herewith and made part of this registration statement.

Exhibit Designation	Description

*3.1	Certificate of Formation of AIS Futures Fund IV L.P.

**4.2	Fourth Amended and Restated Limited Partnership Agreement of AIS Futures Fund IV L.P., dated as of March 1, 2008

***10.1	Customer Agreement between Calyon Financial Inc. and AIS Futures Fund IV L.P.

31.01	Rule 13a-14(a)/15d-14(a) Certification

32.01	Section 1350 Certification

________________________

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2010	AIS FUTURES FUND IV L.P. By: AIS FUTURES MANAGEMENT LLC
By: /s/ John Hummel Name: John Hummel Title: President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant and in the capacities and on the date indicated.

Dated: March 31, 2010
By: /s/ John Hummel Name: John Hummel Title: Executive Officer, Principal Financial Officer and majority of the board of directors, or equivalent thereof, of AIS Futures Management LLC

INDEX TO FINANCIAL STATEMENTS

AIS Futures Fund IV L.P. Annual Report, December 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR 2009

To the Partners
AIS Futures Fund IV L.P.

We have audited the accompanying statement of financial condition of AIS Futures Fund IV L.P., including the condensed schedule of investments, as of December 31, 2009, and the related statements of operations and changes in partners’ capital (net asset value) for the year then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AIS Futures Fund IV L.P. as of December 31, 2009, and the results of its operations and the changes in its net asset value for the year then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of AIS Futures Fund IV L.P.’s internal control over financial reporting as of December 31, 2009, included in the accompanying management’s annual report on internal controls over financial reporting and, accordingly, we do not express an opinion thereon.

/s/ Arthur F. Bell, Jr. & Associates, L.L.C.

Hunt Valley, Maryland
March 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR 2008

To the General Partner
AIS Futures Fund IV L.P.

We have audited the accompanying statement of financial condition, including the condensed schedule of investments, of AIS Futures Fund IV L.P. (the Partnership) as of December 31, 2008 and the related statements of operations and changes in partners’ capital for the year then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AIS Futures Fund IV L.P. as of December 31, 2008, and the results of its operations for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Chicago, Illinois
March 25, 2009

AIS FUTURES FUND IV L.P.
STATEMENTS OF FINANCIAL CONDITION
December 31, 2009 and 2008
_________________

	2009	2008
ASSETS
Equity in broker trading account
Cash	$5,944,256	$1,564,334
United States government securities, at fair value	74,460,891	41,470,056
Unrealized gain on open contracts, net	170,497	5,316,844
Interest receivable	739	2,293

Deposits with broker	80,576,383	48,353,527

Cash	390,030	540,030

Total assets	$80,966,413	$48,893,557

LIABILITIES
Accounts payable	$62,710	$58,861
Commissions and other trading fees
on open contracts payable	22,020	13,434
Management fee payable	127,373	69,791
Selling agent administrative and service fee payable	184,320	132,341
Subscriptions received in advance	390,000	540,000
Redemptions payable	2,374,478	766,248

Total liabilities	3,160,901	1,580,675

PARTNERS' CAPITAL (Net Asset Value)
General Partner - Series B	261,382	152,807
Limited Partners - Series A	77,544,130	47,160,075

Total partners' capital (Net Asset Value)	77,805,512	47,312,882

	$80,966,413	$48,893,557

The accompanying notes are an integral part of these financial statements.

AIS FUTURES FUND IV L.P.
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2009
_______________

UNITED STATES GOVERNMENT SECURITIES *
Face Value	Maturity Date	Description	Fair Value	% of Net Asset Value

$4,000,000	01/14/10	U.S. Treasury Bills	$3,999,595	5.14%
2,000,000	01/21/10	U.S. Treasury Bills	1,999,694	2.57%
4,500,000	01/28/10	U.S. Treasury Bills	4,499,167	5.78%
4,000,000	03/11/10	U.S. Treasury Bills	3,998,639	5.14%
6,500,000	03/18/10	U.S. Treasury Bills	6,497,566	8.35%
7,500,000	04/08/10	U.S. Treasury Bills	7,497,039	9.64%
6,000,000	04/22/10	U.S. Treasury Bills	5,997,200	7.71%
4,000,000	05/13/10	U.S. Treasury Bills	3,998,227	5.14%
8,000,000	06/03/10	U.S. Treasury Bills	7,995,294	10.28%
13,000,000	06/10/10	U.S. Treasury Bills	12,991,715	16.69%
4,000,000	06/24/10	U.S. Treasury Bills	3,996,597	5.14%
11,000,000	07/01/10	U.S. Treasury Bills	10,990,158	14.12%

		Total United States government securities
		(cost - $74,437,283)	$74,460,891	95.70%

LONG FUTURES CONTRACTS **
	Description		Fair Value	% of Net Asset Value

	Agricultural		$(221,904)	(0.28)%
	Currencies		(417,748)	(0.54)%
	Energy		2,450,797	3.15%
	Metals		(3,225,817)	(4.15)%
	Stock Index		297,750	0.38%

	Total long futures contracts		(1,116,922)	(1.44)%

SHORT FUTURES CONTRACTS**
	Description

	Interest Rates		1,287,419	1.66%

	Total futures contracts		$170,497	0.22%

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

AIS FUTURES FUND IV L.P.
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2009 and 2008
_______________

	2009	2008
TRADING GAINS (LOSSES)
Trading gains (losses)
Realized	$39,173,736	$(60,437,484)
Change in unrealized	(5,146,347)	(1,451,881)
Brokerage commissions	(128,483)	(145,223)

Total trading gains (losses)	33,898,906	(62,034,588)

NET INVESTMENT INCOME (LOSS)
Income
Interest income	130,650	2,627,131

Expenses
Selling agent administrative
and service fee	1,582,995	2,677,876
Management fees	1,117,262	1,840,216
Operating expenses	228,040	211,030

Total expenses	2,928,297	4,729,122

Net investment income (loss)	(2,797,647)	(2,101,991)

NET INCOME (LOSS)	31,101,259	(64,136,579)
Less: General Partner
Profit Share allocation	406,628	769,386

Net income (loss) for pro rata
allocation to all partners	$30,694,631	$(64,905,965)

The accompanying notes are an integral part of these financial statements.

AIS FUTURES FUND IV L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Years Ended December 31, 2009 and 2008
_______________

	Partners' Capital
	Series B-	Series A-
	General	Limited
	Partner	Partners	Total

Balances at December 31, 2007	$313,793	$77,617,731	$77,931,524

Net income (loss) for the year ended
December 31, 2008:
General Partner Profit Share allocation	769,386	0	769,386
Pro rata allocation to all partners	(160,986)	(64,744,979)	(64,905,965)

Subscriptions	0	56,526,470	56,526,470

Redemptions	(769,386)	(22,239,147)	(23,008,533)

Balances at December 31, 2008	152,807	47,160,075	47,312,882

Net income for the year ended
December 31, 2009:
General Partner Profit Share allocation	406,628	0	406,628
Pro rata allocation to all partners	108,575	30,586,056	30,694,631

Subscriptions	0	9,981,105	9,981,105

Redemptions	(406,628)	(10,183,106)	(10,589,734)

Balances at December 31, 2009	$261,382	$77,544,130	$77,805,512

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

The Fourth Amended and Restated Limited Partnership Agreement (the Limited Partnership Agreement) provides, among other things, that the Partnership shall dissolve no later than December 31, 2026.

B.        Method of Reporting and Use of Estimates

The Partnership’s financial statements are presented in conformity with U.S. generally accepted accounting principles (U.S. GAAP) which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Effective July 1, 2009, the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), referred to as FASB ASC or the Codification, became the single source of U.S. GAAP for interim and annual periods ending after September 15, 2009.  Existing accounting standards are incorporated into the Codification and standards not incorporated into the Codification are considered nonauthoritative.

Pursuant to the Cash Flows Topic of the Codification and pursuant to Statement of Financial Accounting Standards No. 102 prior to the effective date of the Codification, the Partnership qualifies for an exemption from the requirement to provide a statement of cash flows and has elected not to provide a statement of cash flows.

C.        Futures and Options on Futures Contracts

Futures and options on futures contracts are recorded on the trade date and reflected at fair value, based on quoted market prices, which is generally the closing settlement price on the primary exchange.  Gains or losses are realized when contracts are liquidated.  As the broker has the right of offset, the Partnership presents unrealized gains and losses on open contracts (the difference between contract trade price and quoted market price) as a net amount in the statement of financial condition.  Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.  Brokerage commissions include other trading fees and are charged to expense when contracts are opened.

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

Note 1.         ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 D.       United States Government Securities

U.S. government securities are stated at cost plus accrued interest, which approximates fair value based on quoted market prices.  Any change in value of these securities is reported in interest income on the statement of operations.

 E.        Income Taxes

The Partnership prepares and files calendar year U.S. and applicable state information tax returns and reports to the partners their allocable shares of the Partnership’s income, expenses and trading gains or losses.  No provision for income taxes has been made in these financial statements as each partner is individually responsible for reporting income or loss based on its respective share of the Partnership’s income and expenses as reporting for income tax purposes.  The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense.  The 2006 through 2009 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

The Partnership applies the provisions of FASB Interpretation No. 48 (FIN 48) entitled “Accounting For Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”  FIN 48, which is now incorporated in the Codification in Topics 740, Income Taxes; 805, Business Combinations; and 835, Interest, prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements.  This accounting standard requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-or-not” of being sustained by the applicable tax authority.  Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  The General Partner has concluded there is no tax expense or associated interest and penalties to be recorded by the Partnership for the years ended December 31, 2009 and 2008.

F.        Capital Accounts

The Partnership offers two Series of Interests.  The Series A Interests are available to all qualified investors, subject to applicable conditions and restrictions.  The Series B Interests are available for sale to the General Partner and its principals.  The Partnership accounts for subscriptions, allocations and redemptions on a per partner capital account basis.  Income or loss, prior to the Management Fee, Selling Agent Administrative and Service Fee and General Partner Profit Share allocation, is allocated pro rata to the capital accounts of all partners.  Each Series A Limited Partner is then charged their applicable Management Fee and Selling Agent Administrative and Service Fee.  The General Partner Profit Share allocation applicable to each Series A Limited Partner is then allocated to the General Partner’s capital account from the Series A Limited Partner’s capital account at the end of each calendar year or upon redemption by a Series A Limited Partner.

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

Note 1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

F.        Capital Accounts (continued)

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

H.        Recently Issued Accounting Pronouncements

Effective January 1, 2009, the Partnership adopted Statement of Financial Accounting Standards No. 161, “Disclosure about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (FAS 161).  FAS 161, which is now incorporated in the Codification in the Derivatives and Hedging Topic, establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities.  The adoption of this accounting pronouncement did not have a material impact on the Partnership’s financial statements.  The disclosures required by the Derivatives and Hedging Topic related to this accounting pronouncement are included in Note 6. of these financial statements.

In May 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (FAS 165) which establishes general standards of accounting for and disclosure of events that occur after the date of the statement of financial condition but before the financial statements are issued or are available to be issued.  FAS 165, which is now incorporated in the Codification in the Subsequent Events Topic, is effective for interim and annual periods ending after June 15, 2009.  The adoption of this accounting pronouncement did not have a material impact on the Partnership’s financial statements.

Note 2.       GENERAL PARTNER

The General Partner and commodity trading advisor of the Partnership is AIS Futures Management LLC, which conducts and manages the business and trading activities of the Partnership.

The Limited Partnership Agreement provides for the General Partner to receive a monthly Management Fee equal to 1/12 of 2% (2% annually) of each Series A Limited Partner’s month-end

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

Note 2.       GENERAL PARTNER (CONTINUED)

Net Assets, as defined.  The General Partner also receives a Profit Share allocation equal to 20% of any New Trading Profit, as defined, attributable to each Series A Limited Partner’s Interest achieved as of each calendar year-end or upon redemption.

During 2009 and 2008, certain Series A Limited Partners were charged Management Fees at a rate lower than described above, to offset the effect of the additional 1.5% per annum Selling Agent Administrative and Service Fee described in Note 3.  Accordingly, for the years ended December 31, 2009 and 2008, Management Fees were reduced by approximately $109,000 and $192,000, respectively.

The General Partner has paid all organizational and offering costs and will not be reimbursed therefor.

Note 3.       SELLING AGENT ADMINISTRATIVE AND SERVICE FEES

Certain Series A Limited Partners that were solicited by Selling Agents are charged a Selling Agent Administrative and Service Fee (the Service Fee) equal to 1/12 of 2.5% (2.5% annually) of each Series A Limited Partner’s month-end Net Assets, as defined, sold by them which remain outstanding as of each month-end.  The Selling Agents may pass on a portion of the Service Fee to its investment executives.  In the event the Service Fee is no longer payable to a Selling Agent, the relevant Limited Partner who was solicited by such Selling Agent will no longer be charged the Service Fee.  For the years ended December 31, 2009 and 2008, certain Limited Partners were not subject to the Service Fee.  The Service Fee is accrued and expensed as incurred.

For investment executives associated with the sale of Series A Limited Partnership Interests in excess of $500,000, the investment executive’s firm will receive an additional 1.5% per annum Service Fee with respect to such Series A Limited Partnership Interests in excess of $500,000, for the first twelve months following the sale of such Series A Limited Partnership Interests.  The additional Service Fee is paid by the Partnership, however, the General Partner reduces their Management Fee (see Note 2.) related to the Series A Limited Partner’s Interest.  Accordingly, this additional Service Fee does not affect the total fees charged to the Series A Limited Partner.

Note 4.        SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner.  A selling commission of up to 2% of the subscription amount may be deducted from the subscription proceeds and paid to the applicable Selling Agent, if any.  For the years ended December 31, 2009 and 2008, $200 and $30,737, respectively, in selling commissions were charged to Series A Limited Partners.  Series A Limited Partner subscriptions, as presented in the statement of changes in partners’ capital (net asset value), are net of such selling commissions, if any.

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner.  A Limited Partner may request and receive partial or full redemption of their capital account as of the close of business on the last business day of any month, subject to restrictions in the Limited Partnership Agreement.

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

Note 5.       FAIR VALUE

Fair value, as defined in the Fair Value Measurements and Disclosures Topic of the Codification, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The fair value hierarchy, as set forth in the Fair Value Measurements and Disclosures Topic of the Codification, prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:  quoted market prices in active markets for identical assets or liabilities (Level 1); inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (Level 2); and unobservable inputs for an asset or liability (Level 3).  If the inputs used to measure a financial instrument fall within different levels of the fair value hierarchy, the categorization is based on the lowest level input that is significant to the measurement of that financial instrument.

Financial assets and liabilities recorded on the statements of financial condition at December 31, 2009 and 2008 and are categorized as Level 1 and Level 2 based on the inputs to valuation techniques.  Level 1 denotes fair value is based on unadjusted quoted prices for identical assets or liabilities in an active market that the Partnership has the ability to access.  Level 2 denotes fair value is based on inputs other than quoted market prices that the Partnership has the ability to access.  The Partnership had no level 3 assets or liabilities during the years ended December 31, 2009 or 2008.

A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market.  A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The following tables summarize the Partnership’s assets accounted for at fair value at December 31, 2009 and 2008 using the fair value hierarchy:

	December 31, 2009
Description	Level 1	Level 2	Level 3	Total

Futures contracts	$170,497	$0	$0	$170,497
U.S. Treasury bills
	0	74,460,891	0	74,460,891
Total	$170,497	$74,460,891	$0	$74,631,388

	December 31, 2008
Description	Level 1	Level 2	Level 3	Total

Futures contracts	$5,316,844	$0	$0	$5,316,844
U.S. Treasury bills
	0	41,470,056	0	41,470,056
Total	$5,316,844	$41,470,056	$0	$46,786,900

The fair value of futures contracts is based on exchange settlement prices and the fair value of U.S. Treasury bills is based on cost plus accrued interest, which approximates fair value.

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

Note 6.        DERIVATIVES

The Partnership engages in the speculative trading of futures contracts and options on futures contracts (collectively, “derivatives”) for the purpose of achieving capital appreciation.  None of the Partnership’s derivative instruments are designated as hedging instruments, as defined in the Derivatives and Hedging Topic of the Codification, nor are they used for other risk management purposes.  The General Partner actively assesses, manages and monitors risk exposure on derivatives on a contract basis, a sector basis (e.g., agricultural, currencies, metals, etc.), and on an overall basis in accordance with established risk parameters.  Due to the speculative nature of the Partnership’s derivative trading activity, the Partnership is subject to the risk of substantial losses from derivatives trading.

The following table presents the fair value of derivative contracts at December 31, 2009.  The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position.  Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the statement of financial condition.

	December 31, 2009
Futures Contracts	Assets	Liabilities	Net
Agricultural	$347,471	$(569,375)	$(221,904)
Currencies	134,062	(551,810)	(417,748)
Energy	2,585,858	(135,061)	2,450,797
Interest rates	1,287,731	(312)	1,287,419
Metals	321,200	(3,547,017)	(3,225,817)
Stock index	297,750	0	297,750
Total gross fair value of derivatives	$4,974,072	$(4,803,575)	$170,497

Within the statement of financial condition, the fair value of futures contracts is reflected as unrealized gain on open contracts, net.

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the year ended December 31, 2009.  The below captions of “Realized” and “Change in unrealized” correspond to the captions in the statements of operations.

	Year Ended December 31, 2009
	Gain (loss) from trading
	Realized	Change in Unrealized	Number of Contracts Closed
Futures Contracts
Agricultural	$8,033,424	$(2,702,590)	6,343
Currencies	7,471,336	(1,887,561)	1,694
Energy	3,623,623	2,484,744	7,663
Interest rates	(581,282)	1,287,419	229
Metals	18,716,716	(4,626,109)	2,510
Stock index	1,909,919	297,750	277
Total gain (loss) from derivatives trading per statement of operations	$39,173,736	$(5,146,347)

The number of contracts closed represents the aggregate number of contracts closed during the year ended December 31, 2009 in the applicable category.

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

Note 7.       DEPOSITS WITH BROKER

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

Note 8.       MARKET AND CREDIT RISKS

The Partnership engages in the speculative trading of U.S. futures contracts and options on U.S. futures contracts.  The Partnership is exposed to both market risk, the risk arising from changes in the fair value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

Purchase and sale of futures and options on futures contracts requires margin deposits with the broker. Additional deposits may be necessary for any loss on contract fair value.  The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities.  A customer’s cash and other property (for example, U.S. Treasury bills) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements.  In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available.  It is possible that the recovered amount could be less than total cash and other property deposited.  As the Partnership deposits substantially all of its assets with the broker, Newedge USA, LLC, the Partnership has a significant concentration of credit risk with the broker.

For futures contracts, risks arise from changes in the fair value of the contracts.  Theoretically, the Partnership is exposed to a market risk equal to the notional contract value of futures contracts purchased and unlimited liability on such contracts sold short.

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

Note 9.       INDEMNIFICATIONS

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

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

Note 10.      SUBSEQUENT EVENTS

The General Partner has evaluated subsequent events through the date the financial statements were issued, and has determined there are no subsequent events that require disclosure.

Note 11.      FINANCIAL HIGHLIGHTS

The following information presents the financial highlights for Series A Limited Partners of the Partnership for the years ended December 31, 2009 and 2008.  This information has been derived from information presented in the financial statements.

	2009	2008
Total return for Series A Limited Partners taken as a whole

Total return before General Partner Profit Share allocation	63.67%	(53.42)%
General Partner Profit Share allocation	(0.89)%	(0.01)%

Total return after General Partner Profit Share allocation	62.78%	(53.43)%

Supplemental Data for Series A Limited Partners

Ratios to average net asset value:(1) Expenses, excluding General Partner Profit Share allocation	5.01%	4.44%
General Partner Profit Share allocation	0.70%	0.72%

Total expenses	5.71%	5.16%

Net investment (loss)(2)	(4.78)%	(1.98)%

The total returns and ratios are presented for Series A Limited Partners taken as a whole based on the Partnership’s standard Management Fee, Service Fee and General Partner Profit Share allocation arrangements.  An individual limited partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of their subscriptions and redemptions and given potentially different fee arrangements for a Series A Limited Partner.

The total returns and ratios exclude the effects of any 2% upfront selling commissions charged by Selling Agents.

________________________
(1)	The ratio of expenses and net investment (loss) to average net asset value do not include brokerage commissions.
(2)	The net investment (loss) is comprised of interest income less total expenses, excluding brokerage commissions and the General Partner Profit Share allocation.