Form 10-Q
period 2010-03-31
AIS FUTURES FUND IV LP
filed 2010-05-17
CIK 1023453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _____

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
Yes ☐ No ☒

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Financial Condition	2

Condensed Schedules of Investments	3-4

Statements of Operations	5

Statements of Changes in Partners’ Capital (Net Asset Value)	6

Notes to Financial Statements	7-15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17

Item 4T. Controls and Procedures	17

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 1A. Risk Factors	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults Upon Senior Securities	18

Item 4. (Removed and Reserved)	18

Item 5. Other Information	18

Item 6. Exhibits	19

Signature	20

Rule 13a–14(a)/15d–14(a) Certification	S-1

Section 1350 Certification	S-2

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

AIS FUTURES FUND IV L.P.
STATEMENTS OF FINANCIAL CONDITION
March 31, 2010 (Unaudited) and December 31, 2009 (Audited)

	March 31,	December 31,
	2010	2009
ASSETS
Equity in broker trading account
Cash	$3,333,257	$5,944,256
United States government securities, at fair value	65,476,732	74,460,891
Unrealized gain on open contracts, net	1,828,448	170,497
Interest receivable	809	739

Deposits with broker	70,639,246	80,576,383

Cash	565,030	390,030

Total assets	$71,204,276	$80,966,413

LIABILITIES
Accounts payable	$86,965	$62,710
Commissions and other trading fees
on open contracts payable	14,352	22,020
Management fee payable	100,516	127,373
Accrued General Partner profit share allocation	19,200	0
Selling agent administrative and service fee payable	159,923	184,320
Subscriptions received in advance	565,000	390,000
Redemptions payable	716,087	2,374,478

Total liabilities	1,662,043	3,160,901

PARTNERS' CAPITAL (Net Asset Value)
General Partner - Series B	235,587	261,382
Limited Partners - Series A	69,306,646	77,544,130

Total partners' capital (Net Asset Value)	69,542,233	77,805,512

	$71,204,276	$80,966,413

The accompanying notes are an integral part of these financial statements.

AIS FUTURES FUND IV L.P.
CONDENSED SCHEDULE OF INVESTMENTS
March 31, 2010 (Unaudited)

UNITED STATES GOVERNMENT SECURITIES *

Face Value	Maturity Date	Description	Fair Value	% of Net Asset Value

$7,500,000	04/08/10	U.S. Treasury Bills	$7,499,758	10.78%
6,000,000	04/22/10	U.S. Treasury Bills	5,999,450	8.63%
4,000,000	05/13/10	U.S. Treasury Bills	3,999,427	5.75%
8,000,000	06/03/10	U.S. Treasury Bills	7,998,044	11.50%
13,000,000	06/10/10	U.S. Treasury Bills	12,996,346	18.69%
4,000,000	06/24/10	U.S. Treasury Bills	3,998,347	5.75%
12,000,000	07/01/10	U.S. Treasury Bills	11,994,770	17.24%
1,000,000	07/15/10	U.S. Treasury Bills	999,647	1.44%
4,000,000	08/19/10	U.S. Treasury Bills	3,997,250	5.75%
6,000,000	09/16/10	U.S. Treasury Bills	5,993,693	8.62%

		Total United States government securities
		(cost - $65,448,106)	$65,476,732	94.15%

LONG FUTURES CONTRACTS **

Description	Fair Value	% of Net Asset Value

Agricultural	$(736,681)	(1.06)%
Currencies	364,556	0.52%
Energy	317,365	0.46%
Metals	1,039,563	1.50%
Stock index	926,563	1.33%
Total long futures contracts	1,911,366	2.75%

SHORT FUTURES CONTRACTS **

Description
Interest rates	(82,918)	(0.12)%

Total futures contracts	$1,828,448	2.63%

* Pledged as collateral for the trading of futures contracts.
** No individual futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

AIS FUTURES FUND IV L.P.
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2009 (Audited)

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

SHORT FUTURES CONTRACTS **

Description
Interest rates	1,287,419	1.66%

Total futures contracts	$170,497	0.22%

* Pledged as collateral for the trading of futures contracts.
** No individual futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

AIS FUTURES FUND IV L.P.
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2010 and 2009 (Unaudited)

Three Months Ended
March 31,
2010	2009

TRADING GAINS (LOSSES)
Realized	$(9,298,033)	$(810,920)
Change in unrealized	1,657,951	(1,408,452)
Brokerage commissions	(20,699)	(24,995)

Total trading (losses)	(7,660,781)	(2,244,367)

NET INVESTMENT INCOME (LOSS)
Income
Interest income	27,239	20,820

Expenses
Selling agent administrative
and service fee	412,029	294,851
Management fee	323,576	190,538
Operating expenses	61,500	49,500

Total expenses	797,105	534,889

Net investment (loss)	(769,866)	(514,069)

NET (LOSS)	(8,430,647)	(2,758,436)

Less: General Partner
Profit Share allocation	19,566	4,036

Net (loss) for pro rata
allocation to all partners	$(8,450,213)	$(2,762,472)

The accompanying notes are an integral part of these financial statements.

AIS FUTURES FUND IV L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Three Months Ended March 31, 2010 and 2009 (Unaudited)

Partners' Capital (Net Asset Value)
	Series B-	Series A-
	General	Limited
	Partner	Partners	Total

Balances at December 31, 2009	$261,382	$77,544,130	$77,805,512

Net income (loss) for the three months ended March 31, 2010:
General Partner Profit Share allocation	366	0	366
Pro rata allocation to all partners	(25,795)	(8,424,418)	(8,450,213)

Subscriptions	0	1,561,641	1,561,641

Redemptions	(366)	(1,374,707)	(1,375,073)

Balances at March 31, 2010	$235,587	$69,306,646	$69,542,233

Balances at December 31, 2008	$152,807	$47,160,075	$47,312,882

Net (loss) for the three months ended March 31, 2009:

Pro rata allocation to all partners	(7,278)	(2,755,194)	(2,762,472)

Subscriptions	0	2,085,000	2,085,000

Redemptions	0	(1,363,684)	(1,363,684)

Balances at March 31, 2009	$145,529	$45,126,197	$45,271,726

The accompanying notes are an integral part of these financial statements.

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	General Description of the Partnership

AIS Futures Fund IV L.P. (the Partnership) is a Delaware limited partnership, which operates as a commodity investment pool.  The Partnership engages in the speculative trading of futures contracts.  The Partnership is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges and Futures Commission Merchants (brokers) through which the Partnership trades.

The Fourth Amended and Restated Limited Partnership Agreement (the Limited Partnership Agreement) provides, among other things, that the Partnership shall dissolve no later than December 31, 2026.

B.	Method of Reporting and Use of Estimates

The Partnership’s financial statements are presented in conformity with U.S. generally accepted accounting principles (U.S. GAAP) which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), referred to as FASB ASC or the Codification is the single source of U.S. GAAP for interim and annual periods ending after September 15, 2009.

Pursuant to the Cash Flows Topic of the Codification, the Partnership qualifies for an exemption from the requirement to provide a statement of cash flows and has elected not to provide a statement of cash flows.

C.	Futures Contracts

Futures contracts are recorded on the trade date and are reflected at fair value, based on quoted market prices, which is generally the closing settlement price on the primary exchange.  Gains or losses are realized when contracts are liquidated.  As the broker has the right of offset, the Partnership presents unrealized gains and losses on open contracts (the difference between contract trade price and quoted market price) as a net amount in the statement of financial condition.  Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.  Brokerage commissions include other trading fees and are charged to expense when contracts are opened.

D.	United States Government Securities

U.S. government securities are stated at cost plus accrued interest, which approximates fair value based on quoted market prices.  Any change in value of these securities is reported in interest income in the statement of operations.

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.	Income Taxes

The Partnership prepares and files calendar year U.S. and applicable state information tax returns and reports to the partners their allocable shares of the Partnership’s income, expenses and trading gains or losses.  No provision for income taxes has been made in these financial statements as each partner is individually responsible for reporting income or loss based on its respective share of the Partnership’s income and expenses as reported for income tax purposes.  The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense.  The 2006 through 2009 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

The Partnership applies the provisions of Codification Topics 740, Income Taxes; and 835, Interest, which prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements.  This accounting standard requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-or-not” of being sustained by the applicable tax authority.  Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  The General Partner has concluded there is no tax expense or associated interest and penalties to be recorded by the Partnership for either of the three month periods ended March 31, 2010 and 2009.

F.	Capital Accounts

The Partnership offers two Series of Interests.  The Series A Interests are available to all qualified investors, subject to applicable conditions and restrictions.  The Series B Interests are available for sale to the General Partner and its principals.  The Partnership accounts for subscriptions, allocations and redemptions on a per partner capital account basis.  Income or loss, prior to the Management Fee, Selling Agent Administrative and Service Fee and General Partner Profit Share allocation, is allocated pro rata to the capital accounts of all partners.  Each Series A Limited Partner is then charged their applicable Management Fee and Selling Agent Administrative and Service Fee.  The General Partner Profit Share allocation applicable to each Series A Limited Partner is then allocated to the General Partner’s capital account from the Series A Limited Partner’s capital account at the end of each calendar year or upon redemption by a Series A Limited Partner.  The Partnership accrues as a liability the General Partner Profit Share allocation for interim periods during which the General Partner Profit Share allocation is not yet allocable to the General Partner’s capital account in accordance with the terms of the Limited Partnership Agreement.  Such accrual is subject to partial or complete reversal until a condition for allocation to the General Partner’s capital account is met, at which time the applicable amount of the accrual is reversed and allocated to the General Partner’s capital account.

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

H.	Foreign Currency Transactions

The Partnership’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period.  Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

I.
Recently Issued Accounting Pronouncement

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (ASU 2010-06) entitled “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures About Fair Value Measurements.”  ASU 2010-06 adds new disclosure requirements about transfers in and out of Levels 1 and 2 (See Note 5.) and separate disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3).  It also clarifies existing disclosure requirements relating to the levels of disaggregation for fair value measurement and inputs and valuation techniques used to measure fair value.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and interim periods within those fiscal years.  The additional disclosure requirements of ASU 2010-06 did not have, nor are they expected to have, a material impact on the Partnership’s financial statements.

J.
Interim Financial Statements

The financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America may be omitted pursuant to such rules and regulations.  The financial statements reflect, in the opinion of management, all adjustments necessary that were of normal and recurring nature and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated.  The results of operations for the three months ended March 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

During the three months ended March 31, 2010 and 2009, certain Series A Limited Partners were charged Management Fees at a rate lower than described above, to offset the effect of the additional 1.5% per annum Selling Agent Administrative and Service Fee described in Note 3.  Accordingly, for the three months ended March 31, 2010 and 2009, Management Fees were reduced by approximately $11,700 and $29,500, respectively.

The General Partner has paid all organizational and offering costs and will not be reimbursed therefore.

Note 3.	SELLING AGENT ADMINISTRATIVE AND SERVICE FEES

Certain Series A Limited Partners that were solicited by Selling Agents are charged a Selling Agent Administrative and Service Fee (the Service Fee) equal to 1/12 of 2.5% (2.5% annually) of each Series A Limited Partner’s month-end Net Assets, as defined, sold by them which remain outstanding as of each month-end.  The Selling Agents may pass on a portion of the Service Fee to its investment executives.  In the event the Service Fee is no longer payable to a Selling Agent, the relevant Limited Partner who was solicited by such Selling Agent will no longer be charged the Service Fee.  For the three months ended March 31, 2010 and 2009, certain Limited Partners were not subject to the Service Fee.  The Service Fee is accrued and expensed as incurred.

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

Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner.  A selling commission of up to 2% of the subscription amount may be deducted from the subscription proceeds and paid to the applicable Selling Agent, if any.  For the three months ended March 31, 2010 and 2009, there were no selling commissions charged to Series A Limited Partners.  Series A Limited Partner subscriptions, as presented in the statement of changes in partners’ capital (net asset value), are net of such selling commissions, if any.

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

Financial assets and liabilities recorded in the statements of financial condition at March 31, 2010 and December 31, 2009 are categorized as Level 1 and Level 2 based on the inputs to valuation techniques.  Level 1 denotes fair value is based on unadjusted quoted prices for identical assets or liabilities in an active market that the Partnership has the ability to access.  Level 2 denotes fair value is based on inputs other than quoted market prices that the Partnership has the ability to access.  The Partnership had no level 3 assets or liabilities at March 31, 2010 or December 31, 2009.

A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market.  A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The following tables summarize the Partnership’s assets accounted for at fair value at March 31, 2010 and December 31, 2009 using the fair value hierarchy:

March 31, 2010
Description	Level 1	Level 2	Level 3	Total

Futures contracts	$1,828,448	$0	$0	$1,828,448
U.S. Treasury bills	0	65,476,732	0	65,476,732
Total	$1,828,448	$65,476,732	$0	$67,305,180

December 31, 2009
Description	Level 1	Level 2	Level 3	Total

Futures contracts	$170,497	$0	$0	$170,497
U.S. Treasury bills	0	74,460,891	0	74,460,891
Total	$170,497	$74,460,891	$0	$74,631,388

The fair value of futures contracts is based on exchange settlement prices and the fair value of U.S. Treasury bills is based on cost plus accrued interest, which approximates fair value.

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________
Note 6.	DERIVATIVES

The Partnership engages in the speculative trading of futures contracts (derivatives) for the purpose of achieving capital appreciation.  None of the Partnership’s derivative instruments are designated as hedging instruments, as defined in the Derivatives and Hedging Topic of the Codification, nor are they used for other risk management purposes.  The General Partner actively assesses, manages and monitors risk exposure on derivatives on a contract basis, a sector basis (e.g., agricultural, currencies, metals, etc.), and on an overall basis in accordance with established risk parameters.  Due to the speculative nature of the Partnership’s derivative trading activity, the Partnership is subject to the risk of substantial losses from derivatives trading.

The following tables present the fair value of derivative contracts at March 31, 2010 and December 31, 2009.  The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position.  Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the statements of financial condition.

March 31, 2010
Futures Contracts	Assets	Liabilities	Net

Agricultural	$1,888	$(738,569)	$(736,681)
Currencies	432,900	(68,344)	364,556
Energy	449,296	(131,931)	317,365
Interest rates	3,656	(86,574)	(82,918)
Metals	1,039,563	0	1,039,563
Stock index	926,563	0	926,563

Total gross fair value of derivatives	$2,853,866	$(1,025,418)	$1,828,448

December 31, 2009
Futures Contracts	Assets	Liabilities	Net

Agricultural	$347,471	$(569,375)	$(221,904)
Currencies	134,062	(551,810)	(417,748)
Energy	2,585,858	(135,061)	2,450,797
Interest rates	1,287,731	(312)	1,287,419
Metals	321,200	(3,547,017)	(3,225,817)
Stock index	297,750	0	297,750

Total gross fair value of derivatives	$4,974,072	$(4,803,575)	$170,497

Within the statements of financial condition, the fair value of futures contracts is reflected as unrealized gain on open contracts, net.

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

Note 6.	DERIVATIVES (CONTINUED)

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three months ended March 31, 2010 and 2009.  The below captions of “Realized” and “Change in unrealized” correspond to the captions in the statements of operations.

Three Months Ended March 31, 2010

	Gain (loss) from trading
Futures Contracts	Realized	Change in Unrealized	Number of Contracts Closed

Agricultural	$(6,276,618)	$(514,777)	1,747
Currencies	(386,268)	782,304	494
Energy	(623,729)	(2,133,432)	1,706
Interest rates	890,420	(1,370,337)	383
Metals	(4,261,789)	4,265,380	829
Stock index	1,359,951	628,813	253
Total gain (loss) from derivatives trading
per statement of operations	$(9,298,033)	$1,657,951

	Three Months Ended March 31, 2009
	Gain (loss) from trading
Futures Contracts	Realized	Change in Unrealized	Number of Contracts Closed

Agricultural	$(1,147,390)	$42,764	1,103
Currencies	(1,153,862)	(25,917)	385
Energy	(2,196,753)	(965,080)	1,477
Metals	3,517,435	(460,219)	684
Stock index	169,650	0	157
Total (loss) from derivatives trading
per statement of operations	$(810,920)	$(1,408,452)

The number of contracts closed represents the aggregate number of contracts closed during the three months ended March 31, 2010 and 2009 in the applicable category.

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

The Partnership engages in the speculative trading of futures contracts.  The Partnership is exposed to both market risk, the risk arising from changes in the fair value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

Purchase and sale of futures contracts requires margin deposits with the broker. Additional deposits may be necessary for any loss on contract fair value.  The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities.  A customer’s cash and other property (for example, U.S. Treasury bills) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements.  In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available.  It is possible that the recovered amount could be less than total cash and other property deposited.  As the Partnership deposits substantially all of its assets with the broker, Newedge USA, LLC, the Partnership has a significant concentration of credit risk with the broker.

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

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

Note 11.	FINANCIAL HIGHLIGHTS

The following information presents the financial highlights for Series A Limited Partners of the Partnership for the three months ended March 31, 2010 and 2009.  This information has been derived from information presented in the financial statements.

	Three Months Ended March 31,
	2010 (Unaudited)	2009 (Unaudited)

Total return for Series A Limited Partners taken as a whole(1)

Total return before General Partner Profit Share allocation	(10.85)%	(5.81)%
General Partner Profit Share allocation	(0.03)%	(0.01)%

Total return after General Partner Profit Share allocation	(10.88)%	(5.82)%

Supplemental Data for Series A Limited Partners

Ratios to average net asset value:(2)
Expenses, excluding General Partner Profit Share allocation(3)	4.58%	4.77%
General Partner Profit Share allocation(1)	0.03%	0.01%

Total expenses	4.61%	4.78%

Net investment (loss)(3), (4)	(4.42)%	(4.59)%

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

The total returns and ratios exclude the effects of any 2% upfront selling commissions charged by Selling Agents.

(1)	Not annualized.
(2)	The ratio of expenses and net investment (loss) to average net asset value do not include brokerage commissions.
(3)	Annualized.
(4)	The net investment (loss) is comprised of interest income less total expenses, excluding brokerage commissions and the General Partner Profit Share allocation.

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

During its operations for the three months ended March 31, 2010, the Partnership experienced no significant periods of illiquidity in any of the numerous markets traded by the General Partner.

Results of Operations

Performance Summary

Three Months Ended March 31, 2010

During the first quarter of 2010, the Partnership achieved a net realized and unrealized loss of $7,660,781 from its trading operations, which is net of brokerage commissions of $20,699.  The Partnership had total expenses of $797,105, including $412,029 in Selling Agent Administrative and Service Fees, $323,576 in Management Fees (paid to the General Partner) and $61,500 in operating expenses.  The Partnership earned $27,239 in interest income and charged a General Partner Profit Share allocation of $19,566.  An analysis of trading gains and losses (not adjusted for any fees or expenses) by market sector is as follows:

PART I – FINANCIAL INFORMATION (continued)

Sector	% Gain (Loss)

Stock Index	3.13%
Bonds	(0.57	) %
Currency	0.83%
Energy	(3.26	) %
Metals	0.31%
Grains	(8.65	) %

The Partnership experienced a loss in the first quarter of 2010.  The largest loss came from long positions in the grains, followed by losses in long positions in energy and to a lesser extent a short position in U.S. Treasury bonds.  Gains occurred in the long positions in the stock index futures, foreign currency, and the metals markets.

Three Months Ended March 31, 2009

During the first quarter of 2009, the Partnership achieved a net realized and unrealized loss of $2,244,367 from its trading operations, which is net of brokerage commissions of $24,995.  The Partnership had total expenses of $534,889, including $294,851 in Selling Agent Administrative and Service Fees, $190,538 in Management Fees (paid to the General Partner) and $49,500 in operating expenses.  The Partnership earned $20,820 in interest income and charged a General Partner Profit Share allocation of $4,036.  An analysis of trading gains and losses (not adjusted for any fees or expenses) by market sector is as follows:

Sector	% Gain (Loss)

Stock Index	0.37%
Bonds	0.00%
Currency	(2.23	) %
Energy	(6.50	) %
Metals	6.70%
Grains	(2.22	) %

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

(b)           Not Applicable.

(c)           Pursuant to the Partnership’s Limited Partnership Agreement, Limited Partners may withdraw all or part of their capital contributions and undistributed profits, if any, at the end of each calendar month.  The withdrawal by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners.  The following table summarizes the withdrawals by Limited Partners during the first calendar quarter of 2010:

Month	Withdrawal Amounts
January 31, 2010	$ 421,694
February 28, 2010	$ 237,292
March 31, 2010	$ 715,721

Item 3:  Defaults Upon Senior Securities

(a)           None.

(b)           None.

Item 4:  (Removed and Reserved)

Item 5:  Other Information

(a)           None.

(b)           Not applicable.

PART II – OTHER INFORMATION (continued)

Item 6: Exhibits

The following exhibits are incorporated herein by reference as set forth below.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 17, 2010

AIS FUTURES FUND IV L.P.

By:  AIS FUTURES MANAGEMENT LLC,
        General Partner

By:	/s/ John Hummel
Name:	John Hummel
Title:	President (principal executive and Principal financial officer)