Form 10-Q
period 2010-06-30
AIS FUTURES FUND IV LP
filed 2010-08-16
CIK 1023453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June  30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _____

Commission file number:  000-52599

AIS FUTURES FUND IV L.P.
(Exact name of registrant as specified in its charter)

Delaware	13-3909977
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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
Yes ☐ No ☒

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Financial Condition	2

Condensed Schedules of Investments	3-4

Statements of Operations	5

Statements of Changes in Partners’ Capital (Net Asset Value)	6

Notes to Financial Statements	7-15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4T. Controls and Procedures	18

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 1A. Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	19

Item 4. (Removed and Reserved)	19

Item 5. Other Information	19

Item 6. Exhibits	20

Signature	21

Rule 13a–14(a)/15d–14(a) Certification	S-1

Section 1350 Certification	S-2

PART I – FINANCIAL INFORMATION

Item 1:   Financial Statements

AIS FUTURES FUND IV L.P.
STATEMENTS OF FINANCIAL CONDITION
June 30, 2010 (Unaudited) and December 31, 2009 (Audited)

	June 30,	December 31,
	2010	2009
ASSETS
Equity in broker trading account
Cash	$2,127,251	$5,944,256
United States government securities, at fair value	63,965,435	74,460,891
Unrealized gain (loss) on open futures contracts, net	(696,194)	170,497
Purchased options on futures contracts
(premiums paid - $369,000)	180,400	0
Written options on futures contracts
(premiums received - $836,400)	(1,383,750)	0
Interest receivable	700	739
Deposits with broker	64,193,842	80,576,383

Cash	100,030	390,030
Total assets	$64,293,872	$80,966,413
LIABILITIES
Accounts payable	$77,040	$62,710
Commissions and other trading fees
on open contracts payable	11,316	22,020
Management fee payable	103,388	127,373
Accrued General Partner Profit Share allocation	1,115	0
Selling agent administrative and service fee payable	147,487	184,320
Subscriptions received in advance	100,000	390,000
Redemptions payable	1,423,916	2,374,478
Total liabilities	1,864,262	3,160,901

PARTNERS’ CAPITAL (Net Asset Value)
General Partner - Series B	217,725	261,382
Limited Partners - Series A	62,211,885	77,544,130
Total partners’ capital (Net Asset Value)	62,429,610	77,805,512

	$64,293,872	$80,966,413

The accompanying notes are an integral part of these financial statements.

AIS FUTURES FUND IV L.P.
CONDENSED SCHEDULE OF INVESTMENTS
June 30, 2010 (Unaudited)

UNITED STATES GOVERNMENT SECURITIES*

Face Value	Maturity Date	Description	Fair Value	% of Net Asset Value

$11,000,000	07/01/10	U.S. Treasury Bills	$10,999,947	17.62%
4,000,000	08/19/10	U.S. Treasury Bills	3,999,025	6.41%
6,000,000	09/16/10	U.S. Treasury Bills	5,997,139	9.61%
4,000,000	09/30/10	U.S. Treasury Bills	3,997,597	6.40%
7,500,000	10/07/10	U.S. Treasury Bills	7,495,379	12.01%
6,000,000	10/21/10	U.S. Treasury Bills	5,995,959	9.60%
6,500,000	12/02/10	U.S. Treasury Bills	6,494,206	10.40%
12,000,000	12/09/10	U.S. Treasury Bills	11,991,520	19.21%
3,000,000	12/16/10	U.S. Treasury Bills	2,997,958	4.80%
4,000,000	12/23/10	U.S. Treasury Bills	3,996,705	6.40%

		Total United States government securities
		(cost - $63,938,742)	$63,965,435	102.46%

LONG FUTURES CONTRACTS**

Description	Fair Value	% of Net Asset Value
Agricultural	$(447,257)	(0.72)%
Currencies	85,189	0.14%
Energy	(561,064)	(0.90)%
Metals	226,938	0.36%

Total futures contracts	$(696,194)	(1.12)%

PURCHASED OPTIONS ON FUTURES CONTRACTS**

Description	Fair Value	% of Net Asset Value

Stock index	$180,400	0.29%

Total purchased options on futures contracts
(premiums paid - $369,000)	$180,400	0.29%

WRITTEN OPTIONS ON FUTURES CONTRACTS**

Description	Fair Value	% of Net Asset Value

Stock index	$(1,383,750)	(2.22)%

Total written options on futures contracts
(premiums received - $836,400)	$(1,383,750)	(2.22)%

*	P.Pledged as collateral for the trading of futures and options on futures contracts.
**	No individual futures contract or options on futures contracts position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

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

LONG FUTURES CONTRACTS**

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

AIS FUTURES FUND IV L.P.
STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2010 and 2009 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
TRADING GAINS (LOSSES)

Realized	$(1,942,916)	$24,044,614	$(11,240,949)	$23,233,694
Change in unrealized	(3,260,592)	(8,868,832)	(1,602,641)	(10,277,284)
Brokerage commissions	(25,572)	(36,252)	(46,271)	(61,247)

Total trading gains (losses)	(5,229,080)	15,139,530	(12,889,861)	12,895,163

NET INVESTMENT INCOME (LOSS)

Income
Interest income	30,259	33,718	57,498	54,538

Expenses
Selling agent administrative
and service fee	407,640	378,901	819,669	673,752
Management fee	325,515	259,779	649,091	450,317
Operating expenses	62,000	50,000	123,500	99,500

Total expenses	795,155	688,680	1,592,260	1,223,569

Net investment (loss)	(764,896)	(654,962)	(1,534,762)	(1,169,031)

NET INCOME (LOSS)	(5,993,976)	14,484,568	(14,424,623)	11,726,132

Less: General Partner
Profit Share allocation	(18,085)	64,652	1,481	68,688

Net income (loss) for pro rata
allocation to all partners	$(5,975,891)	$14,419,916	$(14,426,104)	$11,657,444

The accompanying notes are an integral part of these financial statements.

AIS FUTURES FUND IV L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Six Months Ended June 30, 2010 and 2009 (Unaudited)

	Partners’ Capital (Net Asset Value)
	Series B -	Series A -
	General	Limited
	Partner	Partners	Total

Balances at December 31, 2009	$261,382	$77,544,130	$77,805,512

Net income (loss) for the six months
ended June 30, 2010:
General Partner Profit Share allocation	366	0	366
Pro rata allocation to all partners	(43,657)	(14,382,447)	(14,426,104)

Subscriptions	0	2,737,642	2,737,642

Redemptions	(366)	(3,687,440)	(3,687,806)

Balances at June 30, 2010	$217,725	$62,211,885	$62,429,610

Balances at December 31, 2008	$152,807	$47,160,075	$47,312,882

Net income for the six months
ended June 30, 2009:
General Partner Profit Share allocation	1,809	0	1,809
Pro rata allocation to all partners	41,578	11,615,866	11,657,444

Subscriptions	0	3,861,814	3,861,814

Redemptions	(1,809)	(2,559,611)	(2,561,420)

Balances at June 30, 2009	$194,385	$60,078,144	$60,272,529

The accompanying notes are an integral part of these financial statements.

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	General Description of the Partnership

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

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), referred to as FASB ASC or the Codification, is the single source of U.S. GAAP for interim and annual periods ending after September 15, 2009.

Pursuant to the Cash Flows Topic of the Codification, the Partnership qualifies for an exemption from the requirement to provide a statement of cash flows and has elected not to provide a statement of cash flows.

C.	Futures Contracts and Options on Futures Contracts

Futures contracts and options on futures contracts are recorded on the trade date and are reflected at fair value, based on quoted market prices, which is generally the closing settlement price on the primary exchange.  Gains or losses are realized when contracts are liquidated.  As the broker has the right of offset, the Partnership presents unrealized gains and losses on open futures contracts (the difference between contract trade price and quoted market price) as a net amount in the statement of financial condition.  Any change in net unrealized gain or loss on futures contracts and options on futures contracts from the preceding period is reported in the statement of operations.  Brokerage commissions include other trading fees and are charged to expense when contracts are opened.

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

The Partnership applies the provisions of Codification Topics 740, Income Taxes; and 835, Interest, which prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements.  This accounting standard requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-or-not” of being sustained by the applicable tax authority.  Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  The General Partner has concluded there is no tax expense or associated interest and penalties to be recorded by the Partnership for either of the three or six month periods ended June 30, 2010 and 2009.

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

The financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP may be omitted pursuant to such rules and regulations.  The financial statements reflect, in the opinion of management, all adjustments necessary that were of normal and recurring nature and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated.  The results of operations for the three and six months ended June 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

During the three and six months ended June 30, 2010 and 2009, certain Series A Limited Partners were charged Management Fees at a rate lower than described above, to offset the effect of the additional 1.5% per annum Selling Agent Administrative and Service Fee described in Note 3.  Accordingly, for the three months ended June 30, 2010 and 2009, Management Fees were reduced by approximately $8,900 and $30,100, respectively.  For the six months ended June 30, 2010 and 2009, Management Fees were reduced by approximately $20,600 and $59,600, respectively.

The General Partner has paid all organizational and offering costs and will not be reimbursed therefore.

Note 3.	SELLING AGENT ADMINISTRATIVE AND SERVICE FEES

Certain Series A Limited Partners that were solicited by Selling Agents are charged a Selling Agent Administrative and Service Fee (the Service Fee) equal to 1/12 of 2.5% (2.5% annually) of each Series A Limited Partner’s month-end Net Assets, as defined, sold by them which remain outstanding as of each month-end.  The Selling Agents may pass on a portion of the Service Fee to its investment executives.  In the event the Service Fee is no longer payable to a Selling Agent, the relevant Limited Partner who was solicited by such Selling Agent will no longer be charged the Service Fee.  For the three and six months ended June 30, 2010 and 2009, certain Limited Partners were not subject to the Service Fee.  The Service Fee is accrued and expensed as incurred.

For investment executives associated with the sale of Series A Limited Partnership Interests in excess of $500,000, the investment executive’s firm will receive an additional 1.5% per annum Service Fee with respect to such Series A Limited Partnership Interests in excess of $500,000, for the first twelve months following the sale of such Series A Limited Partnership Interests.  The additional Service Fee is paid by the Partnership, however, the General Partner reduces its Management Fee (see Note 2.) related to the Series A Limited Partner’s Interest.  Accordingly, this additional Service Fee does not affect the total fees charged to the Series A Limited Partner.

Note 4.	SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner.  A selling commission of up to 2% of the subscription amount may be deducted from the subscription proceeds and paid to the applicable Selling Agent, if any.  For the three and six months ended June 30, 2010, there were no selling commissions charged to Series A Limited Partners.  For the three and six months ended June 30, 2009, there were $200 in selling commissions charged to Series A Limited Partners.  Series A Limited Partner subscriptions, as presented in the statement of changes in partners’ capital (net asset value), are net of such selling commissions, if any.

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

Financial assets and liabilities recorded in the statements of financial condition at June 30, 2010 and December 31, 2009 are categorized as Level 1 and Level 2 based on the inputs to valuation techniques.  Level 1 denotes fair value is based on unadjusted quoted prices for identical assets or liabilities in an active market that the Partnership has the ability to access.  Level 2 denotes fair value is based on inputs other than quoted market prices that the Partnership has the ability to access.  The Partnership had no level 3 assets or liabilities at June 30, 2010 or December 31, 2009.

A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market.  A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The following tables summarize the Partnership’s assets and liabilities accounted for at fair value at June 30, 2010 and December 31, 2009 using the fair value hierarchy:

		June 30, 2010
Description	Level 1	Level 2	Level 3	Total

U.S. Treasury bills	$0	$63,965,435	$0	$63,965,435
Futures contracts	(696,194)	0	0	(696,194)
Purchased options on futures contracts	180,400	0	0	180,400
Written options on futures contracts	(1,383,750)	0	0	(1,383,750)
Total	$(1,899,544)	$63,965,435	$0	$62,065,891

	December 31, 2009
Description	Level 1	Level 2	Level 3	Total

U.S. Treasury bills	$0	$74,460,891	$0	$74,460,891
Futures contracts	170,497	0	0	170,497
Total	$170,497	$74,460,891	$0	$74,631,388

The fair value of futures contracts and options on futures contracts is based on exchange settlement prices and the fair value of U.S. Treasury bills is based on cost plus accrued interest, which approximates fair value.

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 6.	DERIVATIVES

The Partnership engages in the speculative trading of futures contracts and options on futures contracts (collectively, derivatives) for the purpose of achieving capital appreciation.  None of the Partnership’s derivative instruments are designated as hedging instruments, as defined in the Derivatives and Hedging Topic of the Codification, nor are they used for other risk management purposes.  The General Partner actively assesses, manages and monitors risk exposure on derivatives on a contract basis, a sector basis (e.g., agricultural, currencies, metals, etc.), and on an overall basis in accordance with established risk parameters.  Due to the speculative nature of the Partnership’s derivative trading activity, the Partnership is subject to the risk of substantial losses from derivatives trading.

The following tables present the fair value of derivative contracts at June 30, 2010 and December 31, 2009.  The fair value of futures contracts is presented as an asset if in a gain position and a liability if in a loss position.  Fair value is presented on a gross basis in the table below even though futures contracts qualify for net presentation in the statements of financial condition.

		June 30, 2010
Futures Contracts	Assets	Liabilities	Net

Agricultural	$91,608	$(538,865)	$(447,257)
Currencies	387,459	(302,270)	85,189
Energy	8,686	(569,750)	(561,064)
Metals	340,200	(113,262)	226,938

Total futures contracts	827,953	(1,524,147)	(696,194)

Options on Futures Contracts

Stock index	180,400	(1,383,750)	(1,203,350)

Total gross fair value of derivatives	$1,008,353	$(2,907,897)	$(1,899,544)

	December 31, 2009
Futures Contracts	Assets	Liabilities	Net

Agricultural	$347,471	$(569,375)	$(221,904)
Currencies	134,062	(551,810)	(417,748)
Energy	2,585,858	(135,061)	2,450,797
Interest rates	1,287,731	(312)	1,287,419
Metals	321,200	(3,547,017)	(3,225,817)
Stock index	297,750	0	297,750

Total gross fair value of derivatives	$4,974,072	$(4,803,575)	$170,497

Within the statements of financial condition, the fair value of futures contracts is reflected as unrealized gain (loss) on open futures contracts, net, and the fair value of options on futures contracts is reflected as purchased options on futures contracts and written options on futures contracts.

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 6.	DERIVATIVES (CONTINUED)

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three and six months ended June 30, 2010 and 2009.  The below captions of “Realized” and “Change in unrealized” correspond to the captions in the statements of operations.

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009

	Gain (loss) from trading			Gain (loss) from trading
Futures Contracts	Realized	Change in Unrealized	Number of Contracts Closed	Realized	Change in Unrealized	Number of Contracts Closed

Agricultural	$(422,667)	$289,424	1,762	$9,167,261	$(6,560,409)	2,181
Currencies	(2,213,964)	(279,367)	443	5,124,003	(1,911,431)	379
Energy	(1,086,119)	(878,429)	990	6,473,023	1,141,656	1,907
Interest rates	(3,418,593)	82,918	413	0	0	0
Metals	2,154,583	(812,625)	354	3,279,996	(1,658,348)	726
Stock index	2,337,731	(926,563)	851	331	119,700	0

Total futures contracts	(2,649,029)	(2,524,642)		24,044,614	(8,868,832)

Options on Futures Contracts

Stock index	706,113	(735,950)	200	0	0	0

Total gain (loss) from derivatives trading per statement of operations	$(1,942,916)	$(3,260,592)		$24,044,614	$(8,868,832)

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009

	Gain (loss) from trading			Gain (loss) from trading
Futures Contracts	Realized	Change in Unrealized	Number of Contracts Closed	Realized	Change in Unrealized	Number of Contracts Closed

Agricultural	$(6,699,285)	$(225,353)	3,509	$8,019,871	$(6,517,645)	3,284
Currencies	(2,600,232)	502,937	937	3,970,141	(1,937,348)	764
Energy	(1,709,848)	(3,011,861)	2,696	4,276,270	176,576	3,384
Interest rates	(2,528,173)	(1,287,419)	796	0	0	0
Metals	(2,107,206)	3,452,755	1,183	6,797,431	(2,118,567)	1,410
Stock index	3,697,682	(297,750)	1,104	169,981	119,700	157

Total futures contracts	(11,947,062)	(866,691)		23,233,694	(10,277,284)

Options on Futures Contracts

Stock index	706,113	(735,950)	200	0	0	0

Total gain (loss) from derivatives trading per statement of operations	$(11,240,949)	$(1,602,641)		$23,233,694	$(10,277,284)

The number of contracts closed represents the aggregate number of contracts closed during the three and six months ended June 30, 2010 and 2009 in the applicable category.

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

The Partnership engages in the speculative trading of futures contracts and options on future contracts.  The Partnership is exposed to both market risk, the risk arising from changes in the fair value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

Purchase and sale of futures contracts and options on futures contracts requires margin deposits with the broker.  Additional deposits may be necessary for any loss on contract fair value.  The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities.  A customer’s cash and other property (for example, U.S. Treasury bills) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements.  In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available.  It is possible that the recovered amount could be less than total cash and other property deposited.  As the Partnership deposits substantially all of its assets with the broker, Newedge USA, LLC, the Partnership has a significant concentration of credit risk with the broker.

For futures contracts and options on futures contracts, risks arise from changes in the fair value of the contracts.  Theoretically, the Partnership is exposed to a market risk equal to the notional contract value of futures contracts purchased and unlimited liability on such contracts sold short.   As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability; for purchased options, the risk of loss is limited to the premiums paid.

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

The following information presents the financial highlights for Series A Limited Partners of the Partnership for the three and six months ended June 30, 2010 and 2009.  This information has been derived from information presented in the financial statements.

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Total return for Series A Limited Partners taken as a whole (1)

Total return before General Partner Profit Share allocation	(8.59)%	32.11%	(18.51)%	24.43%
General Partner Profit Share allocation	0.03%	(0.13)%	0.00%	(0.13)%

Total return after General Partner Profit Share allocation	(8.56)%	31.98%	(18.51)%	24.30%

Supplemental Data for Series A Limited Partners

Ratios to average net asset value: (2)
Expenses, excluding General Partner Profit Share allocation (3)	4.63%	5.20%	4.61%	5.01%
General Partner Profit Share allocation (1)	(0.03)%	0.12%	0.00%	0.14%

Total expenses	4.60%	5.32%	4.61%	5.15%

Net investment (loss) (3)(4)	(4.46)%	(4.95)%	(4.44)%	(4.78)%

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

PART I - FINANCIAL INFORMATION (CONTINUED)

Item 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Operational Overview

Due to the nature of the Partnership’s business, its results of operations depend on the occurrence of major price moves in at least some of the markets traded and the General Partner’s ability to recognize and capitalize on such trends and other profit opportunities.  The General Partner’s trading methods are confidential, so that the only information that can be furnished regarding the Partnership’s results of operations is its performance record.  The Partnership engages in speculative trading of futures contracts and options on futures contracts and the Partnership may enter into long, short or neutral positions in the markets in which it trades.  Because the Partnership’s trading strategies depend heavily on global price trends (both positive and negative), and these price trends may be affected by global economic conditions and may at times be seasonal, the Partnership will be affected by such conditions and trends.  The past performance of the Partnership is not necessarily indicative of future results.  The General Partner believes, however, that there are certain market conditions – for example, markets with strong price trends – in which the Partnership has a better opportunity of being profitable than in others.

Liquidity and Capital Resources

The Partnership raises additional capital only through the sale of limited partnership interests and capital is increased through trading profits (if any) and interest income.  The Partnership does not engage in borrowing.  The Partnership may offer limited partnership interests for sale as of the close of business at the end of each month.

The Partnership trades futures contracts and/or options on futures contracts, both long and short, in each of the following six asset classes: equities, fixed income, currencies, metals, agriculture and energy.  Due to the nature of the Partnership’s business, substantially all its assets are represented by cash and U.S. government obligations, while the Partnership maintains its market exposure through open futures contracts and open options on futures contracts.

The Partnership’s assets are generally held as cash, cash equivalents or U.S. government obligations, which are used to margin the Partnership’s futures and options on futures positions and are withdrawn, as necessary, to pay redemptions and expenses.  Other than potential market-imposed limitations on liquidity, due, for example, to daily price fluctuation limits, which are inherent in the Partnership’s futures and options on futures trading, the Partnership’s assets are highly liquid and are expected to remain so.

There have been no material changes with respect to the Partnership’s critical accounting policies, off-balance sheet arrangements or contractual obligations, as reported in the Partnership’s most recent Annual Report on Form 10-K and any amendments thereto.

During its operations for the three and six months ended June 30, 2010, the Partnership experienced no significant periods of illiquidity in any of the numerous markets traded by the General Partner.

Results of Operations

Performance Summary

Three Months Ended June 30, 2010

During the second quarter of 2010, the Partnership experienced net realized and unrealized gains/(losses) of $(5,229,080) from its trading operations, which is net of brokerage commissions of $25,572.  The Partnership incurred total expenses of $795,155, including $407,640 in Selling Agent Administrative and Service Fees, $325,515 in Management Fees (paid to the General Partner) and $62,000 in operating expenses.  The Partnership earned $30,259 in interest income and reversed $18,085 of previously accrued General Partner Profit Share allocation.  An analysis of trading gains and losses (not adjusted for any fees or expenses) by market sector is as follows:

PART I - FINANCIAL INFORMATION (CONTINUED)

Sector	% Gain (Loss)
Stock Index	1.77%
Bonds	(4.63) %
Currency	(3.49) %
Energy	(2.69) %
Metals	1.95%
Grains	(0.19) %

The Partnership experienced a loss in the second quarter of 2010.  The largest loss came from a short position in U.S. Treasury bonds, followed by losses in long positions in currencies and energy, and to a lesser extent long positions in grains.  Gains occurred in long positions in metals and stock index positions.

Three Months Ended June 30, 2009

During the second quarter of 2009, the Partnership achieved a net realized and unrealized gain of $15,139,530 from its trading operations, which is net of brokerage commissions of $36,252.  The Partnership incurred total expenses of $688,680, including $378,901 in Selling Agent Administrative and Service Fees, $259,779 in Management Fees (paid to the General Partner) and $50,000 in operating expenses.  The Partnership earned $33,718 in interest income and accrued a General Partner Profit Share allocation of $64,652.  An analysis of trading gains and losses (not adjusted for any fees or expenses) by market sector is as follows:

Sector	% Gain (Loss)
Stock Index	0.18%
Bonds	0.00%
Currency	7.40%
Energy	15.37%
Metals	4.56%
Grains	7.47%

The Partnership was up strongly in the second quarter of 2009.  The largest gains came from long positions in the three commodity sectors leading with energy and followed by grains and metals.  Also contributing to profits were long positions in three currencies: the Australian dollar, the Canadian dollar and the euro.  Finally, a small gain occurred late in the quarter as the Partnership took a small long position in the S&P 500.  The Partnership had no position in U.S. Treasury bond futures contracts during the second quarter.

Six Months Ended June 30, 2010

During the six months ended June 30, 2010, the Partnership experienced net realized and unrealized gains/losses of $(12,889,861) from its trading operations, which is net of brokerage commissions of $46,271.  The Partnership incurred total expenses of $1,592,260, including $819,669 in Selling Agent Administrative and Service Fees, $649,091 in Management Fees (paid to the General Partner) and $123,500 in operating expenses.  The Partnership earned $57,498 in interest income and accrued a General Partner Profit Share allocation of $1,481.  An analysis of trading gains and losses (not adjusted for any fees or expenses) by market sector is as follows:

Sector	% Gain (Loss)
Stock Index	4.96%
Bonds	(5.18) %
Currency	(2.69) %
Energy	(5.87) %
Metals	2.26%
Grains	(8.83) %

The Partnership experienced a loss in the first six months of 2010.  The largest loss came from long positions in  grains, followed by losses in long positions in energy, short positions in U.S. Treasury bonds and long positions in currencies.  Gains occurred in the stock index positions and long positions in metals.

PART I - FINANCIAL INFORMATION (CONTINUED)

Six Months Ended June 30, 2009

During the six months ended June 30, 2009, the Partnership achieved a net realized and unrealized gain of $12,895,163 from its trading operations, which is net of brokerage commissions of $61,247.  The Partnership incurred total expenses of $1,223,569, including $673,752 in Selling Agent Administrative and Service Fees, $450,317 in Management Fees (paid to the General Partner) and $99,500 in operating expenses.  The Partnership earned $54,538 in interest income and accrued a General Partner Profit Share allocation of $68,688.  An analysis of trading gains and losses (not adjusted for any fees or expenses) by market sector is as follows:

Sector	% Gain (Loss)
Stock Index	0.55%
Bonds	0.00%
Currency	5.01%
Energy	7.86%
Metals	11.56%
Grains	5.09%

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

PART 11 - OTHER INFORMATION

Item 1:   Legal Proceedings

None.

Item 1A:  Risk Factors

Not Required.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

(a)           The requested information has been previously reported on Form 8-K.

(b)           Not Applicable.

(c)           Pursuant to the Partnership’s Limited Partnership Agreement, Limited Partners may withdraw all or part of their capital contributions and undistributed profits, if any, at the end of each calendar month.  The withdrawal by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners.  The following table summarizes the withdrawals by Limited Partners during the second calendar quarter of 2010:

Month	Withdrawal Amounts
April 30, 2010	$574,036
May 31, 2010	$ 314,780
June 30, 2010	$1,423,916

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

Dated: August 16, 2010

AIS FUTURES FUND IV L.P.

By:  AIS FUTURES MANAGEMENT LLC,
        General Partner

By:	/s/ John Hummel
Name:	John Hummel
Title:	President (principal executive and Principal financial officer)