Form 10-Q
period 2010-09-30
AIS FUTURES FUND IV LP
filed 2010-11-15
CIK 1023453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

AIS FUTURES FUND IV L.P.
STATEMENTS OF FINANCIAL CONDITION
September 30, 2010 (Unaudited) and December 31, 2009 (Audited)
_______________

	September 30,	December 31,
	2010	2009
ASSETS
Equity in broker trading account
Cash (deficit)	$(6,163,158)	$5,944,256
United States government securities, at fair value	66,671,071	74,460,891
Unrealized gain on open futures contracts, net	15,516,423	170,497
Interest receivable	996	739

Deposits with broker	76,025,332	80,576,383

Cash	130,030	390,030

Total assets	$76,155,362	$80,966,413

LIABILITIES
Accounts payable	$100,661	$62,710
Commissions and other trading fees
on open contracts payable	18,306	22,020
Management fee payable	124,275	127,373
Accrued General Partner Profit Share allocation	122,342	0
Selling agent administrative and service fee payable	168,750	184,320
Subscriptions received in advance	130,000	390,000
Redemptions payable	1,169,814	2,374,478

Total liabilities	1,834,148	3,160,901

PARTNERS’ CAPITAL (Net Asset Value)
General Partner - Series B	274,749	261,382
Limited Partners - Series A	74,046,465	77,544,130

Total partners’ capital (Net Asset Value)	74,321,214	77,805,512

	$76,155,362	$80,966,413

The accompanying notes are an integral part of these financial statements.

AIS FUTURES FUND IV L.P.
CONDENSED SCHEDULE OF INVESTMENTS
September 30, 2010 (Unaudited)
_______________

UNITED STATES GOVERNMENT SECURITIES *
Face Value	Maturity Date	Description	Fair Value	% of Net Asset Value

$ 7,500,000	10/07/10	U.S. Treasury Bills	$ 7,499,673	10.09%
6,000,000	10/21/10	U.S. Treasury Bills	5,999,249	8.07%
6,500,000	12/02/10	U.S. Treasury Bills	6,497,645	8.74%
12,000,000	12/09/10	U.S. Treasury Bills	11,996,382	16.14%
2,500,000	12/16/10	U.S. Treasury Bills	2,499,224	3.36%
4,000,000	12/23/10	U.S. Treasury Bills	3,998,427	5.38%
7,000,000	12/30/10	U.S. Treasury Bills	6,996,637	9.42%
2,200,000	01/13/11	U.S. Treasury Bills	2,198,845	2.96%
2,000,000	01/27/11	U.S. Treasury Bills	1,998,889	2.69%
3,000,000	03/03/11	U.S. Treasury Bills	2,997,786	4.04%
2,500,000	03/10/11	U.S. Treasury Bills	2,498,099	3.36%
6,000,000	03/17/11	U.S. Treasury Bills	5,995,100	8.07%
5,500,000	03/24/11	U.S. Treasury Bills	5,495,115	7.39%

		Total United States government securities
		(cost - $66,638,481)	$ 66,671,071	89.71%

LONG FUTURES CONTRACTS **
	Description		Fair Value	% of Net Asset Value

	Agricultural		$ 5,576,673	7.50%
	Currencies		1,804,365	2.43%
	Energy		2,653,936	3.57%
	Metals		5,481,449	7.38%

	Total futures contracts		$ 15,516,423	20.88%

* Pledged as collateral for the trading of futures and options on futures contracts.
** No individual futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

AIS FUTURES FUND IV L.P.
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2009 (Audited)
_______________

UNITED STATES GOVERNMENT SECURITIES *
Face Value	Maturity Date	Description	Fair Value	% of Net Asset Value

$ 4,000,000	01/14/10	U.S. Treasury Bills	$ 3,999,595	5.14%
2,000,000	01/21/10	U.S. Treasury Bills	1,999,694	2.57%
4,500,000	01/28/10	U.S. Treasury Bills	4,499,167	5.78%
4,000,000	03/11/10	U.S. Treasury Bills	3,998,639	5.14%
6,500,000	03/18/10	U.S. Treasury Bills	6,497,566	8.35%
7,500,000	04/08/10	U.S. Treasury Bills	7,497,039	9.64%
6,000,000	04/22/10	U.S. Treasury Bills	5,997,200	7.71%
4,000,000	05/13/10	U.S. Treasury Bills	3,998,227	5.14%
8,000,000	06/03/10	U.S. Treasury Bills	7,995,294	10.28%
13,000,000	06/10/10	U.S. Treasury Bills	12,991,715	16.69%
4,000,000	06/24/10	U.S. Treasury Bills	3,996,597	5.14%
11,000,000	07/01/10	U.S. Treasury Bills	$10,990,158	14.12%

		Total United States government securities
		(cost - $74,437,283)	$ 74,460,891	95.70%

LONG FUTURES CONTRACTS **
	Description		Fair Value	% of Net Asset Value

	Agricultural		$ (221,904)	(0.28)%
	Currencies		(417,748)	(0.54)%
	Energy		2,450,797	3.15%
	Metals		(3,225,817)	(4.15)%
	Stock Index		297,750	0.38%

	Total long futures contracts		(1,116,922)	(1.44)%

SHORT FUTURES CONTRACTS **
	Description

	Interest rates		1,287,419	1.66%

	Total futures contracts		$ 170,497	0.22%

* Pledged as collateral for the trading of futures and options on futures contracts.
** No individual futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

AIS FUTURES FUND IV L.P.
STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2010 and 2009 (Unaudited)
_______________

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
TRADING GAINS (LOSSES)
Realized	$(972,216)	$3,013,925	$(12,213,165)	$26,247,619
Change in unrealized	16,948,567	2,942,407	15,345,926	(7,334,877)
Brokerage commissions	(26,130)	(25,945)	(72,401)	(87,192)

Total trading gains	15,950,221	5,930,387	3,060,360	18,825,550

NET INVESTMENT INCOME (LOSS)
Income
Interest income	32,262	34,133	89,760	88,671

Expenses
Selling agent administrative
and service fee	418,739	419,455	1,238,408	1,093,207
Management fee	337,509	296,423	986,600	746,740
Operating expenses	61,520	64,040	185,020	163,540

Total expenses	817,768	779,918	2,410,028	2,003,487

Net investment (loss)	(785,506)	(745,785)	(2,320,268)	(1,914,816)

NET INCOME	15,164,715	5,184,602	740,092	16,910,734

Less: General Partner
Profit Share allocation	122,639	40,113	124,120	108,801

Net income for pro rata
allocation to all partners	$15,042,076	$5,144,489	$615,972	$16,801,933

The accompanying notes are an integral part of these financial statements.

AIS FUTURES FUND IV L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Nine Months Ended September 30, 2010 and 2009 (Unaudited)

	Partners’ Capital (Net Asset Value)
	Series B -	Series A -
	General	Limited
	Partner	Partners	Total

Balances at December 31, 2009	$261,382	$77,544,130	$77,805,512

Net income for the nine months
ended September 30, 2010:
General Partner Profit Share allocation	1,778	0	1,778
Pro rata allocation to all partners	13,367	602,605	615,972

Subscriptions	0	3,037,642	3,037,642

Redemptions	(1,778)	(7,137,912)	(7,139,690)

Balances at September 30, 2010	$274,749	$74,046,465	$74,321,214

Balances at December 31, 2008	$152,807	$47,160,075	$47,312,882

Net income for the nine months
ended September 30, 2009:
General Partner Profit Share allocation	24,653	0	24,653
Pro rata allocation to all partners	60,236	16,741,697	16,801,933

Subscriptions	0	7,568,956	7,568,956

Redemptions	(24,653)	(4,707,295)	(4,731,948)

Balances at September 30, 2009	$213,043	$66,763,433	$66,976,476

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

The Partnership applies the provisions of Codification Topics 740, Income Taxes; and 835, Interest, which prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements.  This accounting standard requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority.  Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax expense in the current year.  The General Partner has concluded there is no tax expense or associated interest and penalties to be recorded by the Partnership for either of the three or nine month periods ended September 30, 2010 and 2009.

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (ASU 2010-06) entitled “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures About Fair Value Measurements.” ASU 2010-06 adds new disclosure requirements about transfers in and out of Levels 1 and 2 (see Note 5) and separate disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). It also clarifies existing disclosure requirements relating to the levels of disaggregation for fair value measurement and inputs and valuation techniques used to measure fair value. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and interim periods within those fiscal years. The additional disclosure requirements of ASU 2010-06 did not have, nor are they expected to have, a material impact on the Partnership’s financial statements.

J.	Interim Financial Statements

The financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP may be omitted pursuant to such rules and regulations.  The financial statements reflect, in the opinion of management, all adjustments necessary that were of a normal and recurring nature and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated.  The results of operations for the three and nine months ended September 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

During the three and nine months ended September 30, 2010 and 2009, certain Series A Limited Partners were charged Management Fees at a rate lower than described above, to offset the effect of the additional 1.5% per annum Selling Agent Administrative and Service Fee described in Note 3.  Accordingly, for the three months ended September 30, 2010 and 2009, Management Fees were reduced by approximately $6,000 and $28,800, respectively.  For the nine months ended September 30, 2010 and 2009, Management Fees were reduced by approximately $26,600 and $88,400, respectively.

The General Partner has paid all organizational and offering costs and will not be reimbursed therefore.

Note 3.	SELLING AGENT ADMINISTRATIVE AND SERVICE FEES

Certain Series A Limited Partners that were solicited by Selling Agents are charged a Selling Agent Administrative and Service Fee (the Service Fee) equal to 1/12 of 2.5% (2.5% annually) of each Series A Limited Partner’s month-end Net Assets, as defined, sold by them which remain outstanding as of each month-end.  The Selling Agents may pass on a portion of the Service Fee to its investment executives.  In the event the Service Fee is no longer payable to a Selling Agent, the relevant Limited Partner who was solicited by such Selling Agent will no longer be charged the Service Fee.  For the three and nine months ended September 30, 2010 and 2009, certain Limited Partners were not subject to the Service Fee.  The Service Fee is accrued and expensed as incurred.

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

Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner.  A selling commission of up to 2% of the subscription amount may be deducted from the subscription proceeds and paid to the applicable Selling Agent, if any.  For the three and nine months ended September 30, 2010, there were no selling commissions charged to Series A Limited Partners.  For the three and nine months ended September 30, 2009, there were $0 and $200, respectively, in selling commissions charged to Series A Limited Partners.  Series A Limited Partner subscriptions, as presented in the statement of changes in partners’ capital (net asset value), are net of such selling commissions, if any.

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner.  A Limited Partner may request and receive partial or full redemption of their capital account as of the close of business on the last business day of any month, subject to restrictions in the Limited Partnership Agreement.

Note 5.	FAIR VALUE

Fair value, as defined in the Fair Value Measurements and Disclosures Topic of the Codification, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The fair value hierarchy, as set forth in the Fair Value Measurements and Disclosures Topic of the Codification, prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:  quoted market prices in active markets for identical assets or liabilities (Level 1); inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (Level 2); and unobservable inputs for an asset or liability (Level 3).  A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market.  If the inputs used to measure a financial instrument fall within different levels of the fair value hierarchy, the categorization is based on the lowest level input that is significant to the measurement of that financial instrument.  The Partnership recognizes transfers between fair value hierarchy levels at the beginning of the reporting period.

Financial assets and liabilities recorded in the statements of financial condition at September 30, 2010 and December 31, 2009 are categorized as Level 1 and Level 2 based on the inputs to valuation techniques.  Level 1 denotes fair value is based on unadjusted quoted prices for identical assets or liabilities in an active market that the Partnership has the ability to access.  Level 2 denotes fair value is based on inputs other than quoted market prices that the Partnership has the ability to access.  The Partnership had no level 3 assets or liabilities at September 30, 2010 or December 31, 2009.  For U.S. government securities, which are categorized as Level 2 fair value measurements at September 30, 2010, fair value is determined as cost plus accrued interest, which represents an income approach to fair value measurement.

The following tables summarize the Partnership’s assets and liabilities accounted for at fair value at September 30, 2010 and December 31, 2009 using the fair value hierarchy:

	September 30, 2010
Description	Level 1	Level 2	Level 3	Total

Assets
U.S. Treasury bills	$0	$66,671,071	$0	$66,671,071
Futures contracts(1)	15,901,920	0	0	15,901,920

Total assets	$15,901,920	$66,671,071	$0	$82,572,991

Liabilities
Futures contracts(1)	$(385,497)	$0	$0	$(385,497)

	December 31, 2009
Description	Level 1	Level 2	Level 3	Total

U.S. Treasury bills	$0	$74,460,891	$0	$74,460,891
Futures contracts	170,497	0	0	170,497
Total	$170,497	$74,460,891	$0	$74,631,388

(1)       See Note 6. for the fair value in each type of contract within this category.

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

Note 5.	FAIR VALUE (CONTINUED)

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

The following tables present the fair value of derivative contracts at September 30, 2010 and December 31, 2009.  The fair value of futures contracts is presented as an asset if in a gain position and a liability if in a loss position.  Fair value is presented on a gross basis in the table below even though the futures contracts qualify for net presentation in the statements of financial condition.

	September 30, 2010
Futures contracts	Assets	Liabilities	Total

Agricultural	$5,960,890	$(384,217)	$5,576,673
Currencies	1,805,645	(1,280)	1,804,365
Energy	2,653,936	0	2,653,936
Metals	5,481,449	0	5,481,449

Total gross fair value of derivatives	$15,901,920	$(385,497)	$15,516,423

	December 31, 2009
Futures contracts	Assets	Liabilities	Total

Agricultural	$347,471	$(569,375)	$(221,904)
Currencies	134,062	(551,810)	(417,748)
Energy	2,585,858	(135,061)	2,450,797
Interest rates	1,287,731	(312)	1,287,419
Metals	321,200	(3,547,017)	(3,225,817)
Stock index	297,750	0	297,750

Total gross fair value of derivatives	$4,974,072	$(4,803,575)	$170,497

Within the statements of financial condition, the fair value of futures contracts is reflected as unrealized gain on open futures contracts, net.

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

Note 6.	DERIVATIVES (CONTINUED)

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three and nine months ended September 30, 2010 and 2009.  The below captions of “Realized” and “Change in unrealized” correspond to the captions in the statements of operations.

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
	Gain (loss) from trading			Gain (loss) from trading
Futures Contracts	Realized	Change in Unrealized	Number of Contracts Closed	Realized	Change in Unrealized	Number of Contracts Closed

Agricultural	$772,815	$6,023,930	151	$(665,453)	$(1,856,576)	722
Currencies	1,841,088	1,719,176	468	2,036,440	1,156,358	442
Energy	(3,830,767)	3,215,000	1,636	(1,339,015)	(157,701)	2,035
Interest rates	0	0	0	0	1,156	0
Metals	(226,930)	5,254,511	361	2,018,112	3,754,320	525
Stock index	0	0	0	963,841	44,850	56

Total futures contracts	(1,443,794)	16,212,617		3,013,925	2,942,407

Options on Futures Contracts

Stock index	471,578	735,950	164	0	0	0

Total gain (loss) from derivatives trading
per statement of operations	$(972,216)	$16,948,567		$3,013,925	$2,942,407

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	Gain (loss) from trading			Gain (loss) from trading
Futures Contracts	Realized	Change in Unrealized	Number of Contracts Closed	Realized	Change in Unrealized	Number of Contracts Closed

Agricultural	$(5,926,470)	$5,798,577	3,660	$7,354,418	$(8,374,221)	4,006
Currencies	(759,144)	2,222,113	1,405	6,006,581	(780,990)	1,206
Energy	(5,540,615)	203,139	4,332	2,937,255	18,875	5,419
Interest rates	(2,528,173)	(1,287,419)	796	0	1,156	0
Metals	(2,334,136)	8,707,266	1,544	8,815,543	1,635,753	1,935
Stock index	3,697,682	(297,750)	1,104	1,133,822	164,550	213

Total futures contracts	(13,390,856)	15,345,926		26,247,619	(7,334,877)

Options on Futures Contracts

Stock index	1,177,691	0	364	0	0	0

Total gain (loss) from derivatives trading
per statement of operations	$(12,213,165)	$15,345,926		$26,247,619	$(7,334,877)

The number of contracts closed represents the aggregate number of contracts closed during the three and nine months ended September 30, 2010 and 2009 in the applicable category.

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

The following information presents the financial highlights for Series A Limited Partners of the Partnership for the three and nine months ended September 30, 2010 and 2009.  This information has been derived from information presented in the financial statements.

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total return for Series A Limited Partners taken as a whole(1)

Total return before General Partner Profit Share allocation	24.81%	8.40%	1.70%	34.88%
General Partner Profit Share allocation	(0.20)%	(0.07)%	(0.16)%	(0.23)%
Total return after General Partner Profit Share allocation	24.61%	8.33%	1.54%	34.65%

Supplemental Data for Series A Limited Partners

Ratios to average net asset value:(2)
Expenses, excluding General Partner Profit Share allocation (3)	5.16%	4.94%	4.78%	4.98%
General Partner Profit Share allocation(1)	0.19%	0.06%	0.18%	0.20%

Total expenses	5.35%	5.00%	4.96%	5.18%

Net investment (loss)(3), (4)	(4.95)%	(4.73)%	(4.60)%	(4.76)%

The total returns and ratios are presented for Series A Limited Partners taken as a whole based on each Series A Limited Partner’s Management Fee, Service Fee and General Partner Profit Share allocation arrangements.  An individual limited partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of their subscriptions and redemptions and given potentially different fee arrangements for a Series A Limited Partner.

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

During its operations for the three and nine months ended September 30, 2010, the Partnership experienced no significant periods of illiquidity in any of the numerous markets traded by the General Partner.

Results of Operations

Performance Summary
Three Months Ended September 30, 2010

During the third quarter of 2010, the Partnership experienced net realized and unrealized gains/(losses) of $15,950,221 from its trading operations, which is net of brokerage commissions of $26,130.  The Partnership incurred total expenses of $817,768, including $418,739 in Selling Agent Administrative and Service Fees, $337,509 in Management Fees (paid to the General Partner) and $61,520 in operating expenses.  The Partnership earned $32,262 in interest income and charged a General Partner Profit Share allocation of $122,639.  An analysis of trading gains and losses (not adjusted for any fees or expenses) by market sector is as follows:

PART I – FINANCIAL INFORMATION (CONTINUED)

Sector	% Gain (Loss)

Stock Index	1.97%
Bonds	0.00%
Currency	5.88%
Energy	(0.86)%
Metals	8.00%
Grains	11.27%

The Partnership experienced gains in the third quarter of 2010.  The largest gain came from long positions in the grains, followed by long positions in the metals, gains in long positions in foreign currencies (Australian and Canadian dollars) and to a lesser extent a long position in the S&P 500.  A small loss occurred in the long positions in the energy markets.  The Partnership had no position in U.S. Treasury bond futures contracts.

Three Months Ended September 30, 2009

During the third quarter of 2009, the Partnership achieved a net realized and unrealized gain of $5,930,387 from its trading operations, which is net of brokerage commissions of $25,945.  The Partnership incurred total expenses of $779,918, including $419,455 in Selling Agent Administrative and Service Fees, $296,423 in Management Fees (paid to the General Partner) and $64,040 in operating expenses.  The Partnership earned $34,133 in interest income and charged a General Partner Profit Share allocation of $40,113.  An analysis of trading gains and losses (not adjusted for any fees or expenses) by market sector is as follows:

Sector	% Gain (Loss)

Stock Index	1.61%
Bonds	0.00%
Currency	5.21%
Energy	(2.31	) %
Metals	9.43%
Grains	(3.88	) %

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

Nine Months Ended September 30, 2010

During the nine months ended September 30, 2010, the Partnership experienced net realized and unrealized gains/(losses) of $3,060,360 from its trading operations, which is net of brokerage commissions of $72,401.  The Partnership incurred total expenses of $2,410,028 including $1,238,408 in Selling Agent Administrative and Service Fees, $986,600 in Management Fees (paid to the General Partner) and $185,020 in operating expenses.  The Partnership earned $89,760 in interest income and charged a General Partner Profit Share allocation of $124,120.  An analysis of trading gains and losses (not adjusted for any fees or expenses) by market sector is as follows:

Sector	% Gain (Loss)

Stock Index	7.03%
Bonds	(5.18)%
Currency	3.04%
Energy	(6.68)%
Metals	10.44%
Grains	1.45%

The Partnership had strong gains for the first nine months of 2010 primarily due to gains in the third quarter of 2010.  The largest gains came from long positions in the metals and to both short and long positions in the S&P 500. In addition, profits were also generated by the long positions both the Australian and Canadian dollar.

The Partnership incurred losses from a long position in energy markets and a short position in the long Treasury bond.

PART I – FINANCIAL INFORMATION (CONTINUED)

Nine Months Ended September 30, 2009

During the nine months ended September 30, 2009, the Partnership achieved net realized and unrealized gains/(losses) of $18,825,550 from its trading operations, which is net of brokerage commissions of $87,192.  The Partnership incurred total expenses of $2,003,487, including $1,093,207 in Selling Agent Administrative and Service Fees, $746,740 in Management Fees (paid to the General Partner) and $163,540 in operating expenses.  The Partnership earned $88,671 in interest income and charged a General Partner Profit Share allocation of $108,801.  An analysis of trading gains and losses (not adjusted for any fees or expenses) by market sector is as follows:

Sector	% Gain (Loss)

Stock Index	2.17%
Bonds	0.00%
Currency	10.48%
Energy	5.37%
Metals	22.08%
Grains	1.01%

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4: Controls and Procedures

The General Partner, with the participation of the General Partner’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on their evaluation, has concluded that these disclosure controls and procedures are effective.  There were no significant changes in the General Partner’s internal controls over financial reporting with respect to the Partnership or in other factors applicable to the Partnership that could significantly affect these controls subsequent to the date of the evaluation.

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

(b)           Not applicable.

(c)           Pursuant to the Partnership’s Limited Partnership Agreement, Limited Partners may withdraw all or part of their capital contributions and undistributed profits, if any, at the end of each calendar month.  The withdrawal by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners.  The following table summarizes the withdrawals by Limited Partners during the third calendar quarter of 2010:

Month	Withdrawal Amounts
July 31, 2010	$ 1,479,358.50
August 31, 2010	$ 802,710.95
September 30, 2010	$ 1,168,404.28

Item 3:  Defaults Upon Senior Securities

(a)           None.

(b)           None.

Item 4:  (Removed and Reserved)

Item 5:  Other Information

(a)           None.

(b)           Not applicable.

PART II - OTHER INFORMATION (CONTINUED)

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

Dated: November 15, 2010

AIS FUTURES FUND IV L.P.

By:	AIS FUTURES MANAGEMENT LLC,
General Partner

By: /s/ John Hummel
Name:  John Hummel
Title:  President (principal executive and principal
           financial officer)