Form 10-K
period 2010-12-31
AIS FUTURES FUND IV LP
filed 2011-03-31
CIK 1023453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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
Yes ☐ No ☐

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

AIS Futures Fund IV L.P. (the “Partnership”) is a Delaware limited partnership organized on August 28, 1996 under the Delaware Revised Uniform Limited Partnership Act.  AIS Futures Management LLC (“AIS” or the “General Partner”), a Delaware limited liability company, is the general partner and trading advisor of the Partnership.  The Partnership’s business is speculative trading of futures contracts, options on futures contracts and physical commodities and other commodity-related contracts traded primarily on domestic markets (collectively “Futures Contracts”) pursuant to the trading and investment methodology of AIS.  The Partnership holds a substantial majority of its assets in United States Treasury bills as margin, or available for margin, to support its futures trading activity.  The Partnership began its trading activities on February 2, 1997.  Under its Limited Partnership Agreement, as amended through the date of this annual report (the “Limited Partnership Agreement”), the Partnership has delegated all aspects of the Partnership’s management to AIS.  Accordingly, AIS controls and manages the business of the Partnership, and purchasers of limited partnership interests (“Interests”) in the Partnership, as the Partnership’s “Limited Partners” have no right to participate in management or control of the Partnership.

AIS is the successor to AIS Futures Management, Inc., has been continuously registered with the Commodity Futures Trading Commission (“CFTC”) as a Commodity Pool Operator (“CPO”) since May 14, 1990 and as a Commodity Trading Advisor (“CTA”) since August 20, 1992, and has been a member of the National Futures Association (“NFA”) in such capacities since such dates.

As of February 28, 2011, the aggregate net asset value of the Partnership was $99,363,775.

The Partnership’s fiscal year ends on December 31.

The Partnership has no subsidiaries.

The Partnership will terminate when the first of the following occurs:   (i) December 31, 2026; (ii) a decline in the Net Assets of the Partnership as of the close of business in New York, New York to $50,000 or less; (iii) the withdrawal (including withdrawal after suspension of trading), dissolution, bankruptcy or removal of the General Partner (unless a new general partner has been substituted and the Partnership is continued); or (iv) any event which shall make unlawful the continued existence of the Partnership or requiring termination of the Partnership.  “Net Assets” of the Partnership means the sum of all cash and cash equivalents, plus U.S. Treasury bills at cost plus accrued interest, plus the liquidating value of all open commodity positions maintained by the Partnership, less all liabilities of the Partnership determined in accordance with generally accepted accounting principles.

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

Description of Trading Approach

In trading for the Partnership, AIS employs its MAAP strategy.  MAAP is a discretionary, long-term oriented investment strategy.  The MAAP investment process begins with a global macro-economic analysis and then uses a technical and systematic study of current trends and futures contract valuation to determine the direction and size of positions to be taken in MAAP.  Once in a position, the MAAP investment process includes consideration of both trend-following strategies and the valuation levels of the underlying futures contracts in making adjustments to position size and direction.  The principals of AIS have used the MAAP investment process for over 18 years.

MAAP maintains long, short or neutral positions in markets within each of the following six asset classes using futures contracts, options on futures contracts or a combination of both:  equities, fixed income, currency, metals, agricultural products, energy products.

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

MAAP allocates approximately 1/6 of the portfolio’s potential total contract value (when fully invested) to each of the six asset classes described above.  Approximately 1/6 of the portfolio’s potential value is allocated to each of the following three financial markets:  equities, represented by positions in the S&P 500 futures contract and the Japanese Nikkei 225; fixed income, represented by U.S. Treasury bond futures; and currencies, represented by Japanese yen, British pound, Swiss franc, Canadian dollar, Australian dollar, Mexican peso and euro currency futures.  Other markets may be added in the future at AIS’ discretion.

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

The MAAP investment process begins with an analysis of the global macro economic conditions that could impact the environment for the six sectors traded.  AIS believes that global economic growth rates, inflation trends, government policies, currency and interest rate trends, and demographic factors all interact to impact price trends in the various markets traded.  In addition to global macro trends, analysis of specific supply and demand trends within each of the three commodity sectors is conducted on an ongoing basis.  Finally, AIS analyzes the potential of supply demand conditions and price trends in one sector to impact prices in other sectors.  Using their analysis of fundamental conditions, the trading principals then look to their quantitative research and utilize technical analysis to help with the timing of trades and the determination of the size of new or adjusted positions.  The trading principals believe that combining both fundamental and quantitative analysis creates a more in-depth understanding of market dynamics.

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

Although AIS generally takes positions in the most liquid, front month futures contract, it also analyzes spread relationships in order to take advantage of opportunities between front month futures contracts and forward month futures contracts and may at times utilize forward month futures.  AIS believes this flexibility periodically offers opportunities to reduce portfolio risk or increase portfolio return.  AIS may also buy or sell options on futures at its discretion in an effort to reduce portfolio risk or to allow a managed account to enter or exit positions at certain prices and times.

AIS can generally apply MAAP with different degrees of leverage based on a client’s risk/reward parameters, ranging from no additional leverage to four times leverage.  With respect to the Partnership, AIS generally maintains, except for temporary deviations from time to time (as described herein) or if the prices of the futures contracts entered into at the onset of a new position change substantially, leverage at a level not materially greater than four times the Partnership’s Net Assets.  However, depending on AIS’ discretionary assessment, leverage may be significantly less than four times the Partnership’s Net Assets.

AIS continues an active research program designed to improve investment returns and reduce portfolio risk.  Such research may lead to the introduction of trading models in individual markets and to more extensive use of options on futures contracts.  AIS’ research in the use of options on futures is primarily, but not solely, intended to seek ways to further reduce portfolio volatility.

AIS’ basic risk management decision-making is discretionary, using both fundamental and technical/quantitative information, however, beginning in mid-2009, AIS overlays these decisions with a systematic process to determine maximum long leverage in the commodity sectors.  The physical commodity risk overlay assigns positive or negative points to each of the twelve commodity markets traded within the three physical commodity asset classes of MAAP.  These twelve markets include: gold, silver, copper, crude oil, RBOB (unleaded gasoline), heating oil, natural gas, corn, wheat, soybeans, soybean meal and soybean oil.  A composite point level is then computed for the twelve commodity markets.  If the composite reading for the twelve markets drops below the predetermined minimum level, leverage must be reduced to a maximum of 50 percent of potential leverage on the long side for MAAP’s commodity positions.  Leverage on commodity long positions can only be brought back above 50 percent of maximum when the portfolio point system rises to a predetermined positive level.

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

In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long or net short position which any person may hold or control in particular commodities.  Most exchanges also limit the changes in futures contract prices that may occur during a single trading day.  In January 2011, the CFTC proposed a separate position limits regime for 28 so-called “exempt” (i.e. metals and energy) and agricultural futures and options contracts and their economically equivalent swap contracts.  Position limits in spot months are proposed to be 25% of the official estimated deliverable supply of the underlying commodity and in a non-spot month a percentage of the average aggregate 12-month rolling open interest in all months (swaps and futures) for each contract.  The General Partner believes that the proposed limits are sufficiently large that, if adopted, they should not restrict the Partnership’s trading strategy.

Items 101(c)(i) through (xii) of Regulation S-K are not applicable.

The Partnership has no employees.

(d)	Partnership Assets and Cash Management Income

(i)   Partnership Assets and Custody of Assets

The Partnership’s assets are not used to “purchase” any futures positions, but rather as good faith deposits to secure the Partnership’s obligations under the positions which it holds.  The Partnership’s margin commitments on its futures positions generally range between 10% and 35% of net assets.

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

(ii)   Interest Income

Substantially all of the proceeds from the sale of Interests are deposited in the Partnership’s account with the Commodity Broker and are held in cash or in United States Treasury bills in accordance with CFTC regulations and are available to support the Partnership’s trading.  A nominal amount of the Partnership’s assets, estimated at less than 1% of Net Assets, are held in the Partnership’s name in the Partnership’s bank account.  All interest income earned on the Partnership’s assets, in accounts with both the Commodity Broker and banks, accrues to the benefit of the Partnership.

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

Item 4: (REMOVED AND RESERVED)

PART II

Item 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market information

There is no trading market for the Interests, and none is likely to develop.  Interests may be redeemed or transferred subject to the conditions imposed by the Limited Partnership Agreement.

(b)	Holders

As of February 28, 2011, there were 1,044 holders of Interests.

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

The following table summarizes Limited Partner redemptions during the fourth calendar quarter of 2010:

Month Ended	Amount Redeemed

October 31, 2010	$2,281,538
November 30, 2010	2,375,669
December 31, 2010	2,119,313
Total	$6,776,520

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

The Partnership trades futures contracts and options on futures contracts primarily on domestic markets.  Risk arises from changes in the value of these instruments (market risk) and the potential inability of counterparties or brokers to perform under the terms of their contracts (credit risk).  Market risk is generally to be measured by the face amount of the futures positions acquired and the volatility of the markets traded.  The credit risk from counterparty non-performance associated with these instruments is the net unrealized gain, if any, on these positions plus the value of the margin or collateral held by the counterparty.  The counterparty for futures and options on futures contracts traded in the United States is the clearinghouse associated with the relevant exchange.  Clearinghouse arrangements are generally perceived to reduce credit risk because, in general, clearinghouses are backed by the corporate members of the clearinghouses, which are required to share any financial burden resulting from the non-performance of any one of the members of the clearinghouse.

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

(b)           Liquidity

The Partnership’s assets are generally held as cash or cash equivalents which are used to margin the Partnership’s futures positions and are withdrawn, as necessary, to pay redemptions and expenses.  Other than potential market-imposed  limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading, the Partnership’s assets are highly liquid and are expected to remain so.  During its operations through December 31, 2010, the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the General Partner on behalf of the Partnership.

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

The Partnership accounts for certain assets and liabilities at fair value under the Financial Accounting Standards Board Accounting Standards Codification (the “Codification”) Topic No. 820, Fair Value Measurements (“ASC 820”).  ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.  In accordance with ASC 820, the Partnership has categorized its financial instruments, based on the priority of inputs to the valuation technique, into a three-level fair value hierarchy.  The fair value gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Financial assets and liabilities recorded on the statements of financial condition at December 31, 2010 and December 31, 2009 are categorized as Level 1 and Level 2 based on the inputs to the valuation techniques.  Level 1 denotes fair value is based on unadjusted quoted prices for identical assets or liabilities in an active market that the Partnership has the ability to access.  Level 2 denotes fair value is based on observable inputs other than quoted market prices that the Partnership has the ability to access.

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

The Partnership accounts for subscriptions, allocations and redemptions on a per partner capital account basis.  Income or loss, prior to the Management Fee, Selling Agent Administrative and Service Fee and the General Partner Profit Share allocation, is allocated pro rata to the capital accounts of all partners.

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

2010

During 2010, the Partnership achieved a net realized and unrealized gain of $34,032,204 from its trading operations, which is net of brokerage commissions of $103,822.  The Partnership incurred total expenses of $3,435,521 including $1,790,869 in Selling Agent Administrative and Service Fees, $1,425,576 in Management Fees (paid to the General Partner) and $219,076 in operating expenses.  The Partnership earned $126,946 in interest income and allocated a Profit Share of $2,623,482 to the General Partner.  An analysis of trading gains and losses (not adjusted for any fees or expenses) by market sector is as follows:

Sector	% Gain (Loss)

Stock Index	7.03%
Bonds	(4.28)%
Currency	6.42%
Energy	1.65%
Metals	23.54%
Grains	16.31%

The Partnership experienced a profitable year in 2010, as five of the six asset classes traded produced gains.  The largest gain came from long positions in metals followed by gains from long positions in grains, both short and long positions in the S&P 500, long positions in the Japanese Nikkei 225, long positions in foreign currencies (Australian and Canadian dollars and the euro), and to a lesser extent, a long position in energy.  A loss occurred in the short position in U.S. Treasury bonds.

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

Financial statements required by this item are included herewith following the Index to Financial Statements set forth following the signature page hereof and incorporated by reference into this.

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

AIS has assessed the effectiveness of its internal control over the financial reporting with respect to the Partnership as of December 31, 2010.  In making this assessment, AIS used the general framework set out in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on its assessment, management of AIS has concluded that, as of December 31, 2010, its internal control over financial reporting with respect to the Partnership is effective.

 (c)           Changes in Internal Control over Financial Reporting

There were no changes in the General Partner’s internal control over financial reporting during the period ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

John Hummel, age 64, has been the President, Treasurer and Director of AIS since its inception.  Mr. Hummel has been a member, associated person and principal of AIS since May 1990.  Mr. Hummel has been a research analyst and portfolio manager in the securities field since June 1967 and has traded commodities for his personal account since February 1981 and for customers since June 1983.  Mr. Hummel has also been, since its inception in September 1993, the President and a Director, member, associated person and principal of AIS Capital Management LLC (“AIS Capital Management”) and its predecessor, AIS Capital Management, Inc., a registered commodity pool operator and investment adviser.  Mr. Hummel currently serves as the portfolio manager of AIS Balanced Fund L.P. (formerly Cowen Premier Balanced Fund L.P.), AIS Capital Growth Fund, L.P., and AIS Gold Fund L.P., the general partner of each of which is AIS Capital Management.  From May 1990 until March 31, 1993, Mr. Hummel was affiliated with Cowen & Company, a broker-dealer and investment adviser formed in 1918 which is a member of the New York Stock Exchange and all other principal United States exchanges.  At Cowen & Company, Mr. Hummel was directly responsible for managing individual and institutional stock and bond portfolios.  From June 1987 until July 1990, Mr. Hummel was affiliated with Matuschka & Co. L.P. (formerly Matuschka Moser Partners L.P.), a United States affiliate of The Matuschka Group, a privately-owned investment firm headquartered in Germany, where he was directly responsible for managing individual and institutional stock and bond portfolios.  Also during such time, Mr. Hummel was affiliated with Matuschka Moser Futures Management Corporation from June 1987 until October 1990 where he acted as a portfolio manager with respect to futures trading.  Prior to joining Matuschka & Co. L.P. in June 1987, Mr. Hummel was a Managing Director of Mitchell Hutchins Asset Management, Inc., at the time a subsidiary of PaineWebber Inc. (which was later acquired by UBS Global Asset Management US Inc.), where he had been responsible for individual and institutional investment portfolios since January 1977.  Mr. Hummel directed the trading of Mitchell Hutchins Futures Fund, Ltd. from its inception in December 1983 through June 1987.  From April 1976 to December 1976, Mr. Hummel worked for Reynolds Securities, Inc. in Milwaukee, Wisconsin.  From June 1969 to April 1976, Mr. Hummel served as President of Asset Management Corporation, an investment advisory firm which he helped organize.  From June 1967 to June 1969, Mr. Hummel worked as a research analyst for Robert W. Baird & Co., a brokerage firm in Milwaukee, Wisconsin.  Mr. Hummel received a B.S. degree in investment management from Northwestern University in 1967.

Bradley C. Stern, age 43, is the Vice President of AIS and of AIS Capital Management.  Mr. Stern has been a member and associated person of AIS since March 1993, a member and associated person of AIS Capital Management since March 2004 and a principal of both AIS and AIS Capital Management since November 1993.  Mr. Stern graduated from Emory University in with a B.B.A. degree and did post graduate work in finance at New York University in 1991 and 1992.  From September 1988 to April 1989, he was an account executive with Winston Resources, a recruiting firm.  From April 1989 to September 1989, he worked as a liaison between retail brokers and insurance companies regarding such insurance products as annuities, term life and whole life insurance at Thomson McKinnon Securities Inc., a registered broker-dealer.  From September 1989 through March 1993, Mr. Stern was an Assistant Portfolio Manager at Cowen & Company, a broker-dealer and investment adviser formed in 1918 which is a member of the New York Stock Exchange and all other principal United States exchanges, and his responsibilities increased during his time there to include acting as a Trading Analyst for Cowen & Company.  In March 1993, Mr. Stern left Cowen & Company with Mr. Hummel to join AIS and has been with AIS since that time.

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

(a)	Securities authorized for issuance under equity compensation plans

None.

(b)	Security ownership of certain beneficial owners

As of February 28, 2011, the General Partner knows of the following persons who own beneficially more than 5% of the Partnership’s Interests as follows:

Name and Address	Value of Interests held	Percentage Ownership
City of Meriden Police and Fire Fund H 142 East Main Street Meriden, CT 06108	$9,021,396	9.08%
City of Meriden Employees Fund M 142 East Main Street Meriden, CT 06108	$10,901,152	10.97%

All of the Partnership’s general partner interest is held by AIS Futures Management LLC.

(c)	Security Ownership of Management

The Partnership has no officers or directors.  Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner, which has discretionary authority over the Partnership’s trading.  As of February 28, 2011, the General Partner’s interest in the Partnership was valued at $414,142, which constituted 0.42% of the Partnership’s total assets.

As of February 28, 2011, no director, executive officer or member of the General Partner beneficially owned Interests in the Partnership.

(d)	Changes in Control

There have been no changes in control of the Partnership.

Item 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See “Item 11: Executive Compensation” and “Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”  The Partnership paid the General Partner $1,425,576 in Management Fees for the year ended December 31, 2010.  The Partnership allocated to the General Partner $2,623,482 in Profit Shares for the year ended December 31, 2010.  The General Partner’s interest in the Partnership showed an allocation of profit of $130,973 for the year ended December 31, 2010.  The Management Fees and Profit Shares paid by the Partnership to AIS were not negotiated and are higher than they would have been had they been the result of arm’s-length bargaining.

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

The following table sets forth the fees billed to the Partnership for professional audit services and professional tax services provided by Arthur F. Bell, Jr. & Associates, L.L.C., the Partnership’s independent registered public accountant for 2010 and 2009, for the audit of the Partnership’s annual financial statements and filing of the Partnership’s annual income tax returns for the years ended December 31, 2010 and 2009, respectively.

Arthur F. Bell, Jr. & Associates, L.L.C. FEE CATEGORY	2010	2009

Audit Fees(1)	$70,556	$28,673
Audit-Related Fees	-	-
Tax Fees(2)	$15,101	$15,011
All Other Fees	-	-

TOTAL FEES	$85,657	$43,684

(1)
Audit fees consist of fees for professional services rendered for the audit of the Partnership’s financial statements and review of financial statements included in the Partnership’s quarterly reports.

(2)	Tax fees consist of fees for the preparation of the Partnership’s U.S. federal and required state tax returns. The entire amount of such fees were pre-approved by the principals of AIS.

Neither the Partnership nor AIS has an audit committee to pre-approve accountant and auditor fees and services.  In lieu of an audit committee, the principals of AIS pre-approve the engagement of the auditor and its fees and services prior to the commencement of services.

PART IV

Item 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The following financial statements are included herewith, beginning following the Index to Financial Statements appearing after the signature page hereof, and are incorporated into Item 8:

•	Statements of Financial Condition at December 31, 2010 and 2009;

•	Condensed Schedule of Investments at December 31, 2010;

•	Condensed Schedule of Investments at December 31, 2009;

•	Statements of Operations For the Years Ended December 31, 2010 and 2009; and

•	Statements of Changes in Partners’ Capital (Net Asset Value) For the Years Ended December 31, 2010 and 2009.

(b)	Exhibits

The following documents (unless otherwise indicated) are filed herewith and made part of this registration statement.

Exhibit Designation	Description
*3.1	Certificate of Formation of AIS Futures Fund IV L.P.
**4.2	Fourth Amended and Restated Limited Partnership Agreement of AIS Futures Fund IV L.P., dated as of March 1, 2008
***10.1	Customer Agreement between Calyon Financial Inc. and AIS Futures Fund IV L.P.
31.01	Rule 13a-14(a)/15d-14(a) Certification
32.01	Section 1350 Certification

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

Dated: March 31, 2011	AIS FUTURES FUND IV L.P. By: AIS FUTURES MANAGEMENT LLC
By: /s/ John Hummel Name: John Hummel Title: President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant and in the capacities and on the date indicated.

Dated: March 31, 2011
By: /s/ John Hummel Name: John Hummel Title: Executive Officer, Principal Financial Officer and majority of the board of directors, or equivalent thereof, of AIS Futures Management LLC

INDEX TO FINANCIAL STATEMENTS

AIS Futures Fund IV L.P. Annual Report, December 31, 2010

Report of Independent Registered Public Accounting Firm	F-2

Statements of Financial Condition at December 31, 2010 and 2009	F-3

Condensed Schedule of Investments at December 31, 2010	F-4

Condensed Schedule of Investments at December 31, 2009	F-5

Statements of Operations For the Years Ended December 31, 2010 and 2009	F-6

Statements of Changes in Partners’ Capital (Net Asset Value)
For the Years Ended December 31, 2010 and 2009	F-7

Notes to Financial Statements	F-8 – F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
AIS Futures Fund IV L.P.

We have audited the accompanying statements of financial condition of AIS Futures Fund IV L.P., including the condensed schedules of investments, as of December 31, 2010 and 2009, and the related statements of operations and changes in partners’ capital (net asset value) for the years then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AIS Futures Fund IV L.P. as of December 31, 2010 and 2009, and the results of its operations and the changes in its net asset values for the years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of AIS Futures Fund IV L.P.’s internal control over financial reporting as of December 31, 2010, included in the accompanying management’s annual report on internal controls over financial reporting and, accordingly, we do not express an opinion thereon.

/s/ Arthur F. Bell, Jr. & Associates, L.L.C.

Hunt Valley, Maryland
March 23, 2011

AIS FUTURES FUND IV L.P.
STATEMENTS OF FINANCIAL CONDITION
December 31, 2010 and 2009

	2010	2009
ASSETS
Equity in broker trading account
Cash	$697,456	$5,944,256
United States government securities, at fair value	88,149,577	74,460,891
Unrealized gain on open futures contracts, net	13,508,816	170,497
Interest receivable	1,141	739

Deposits with broker	102,356,990	80,576,383

Cash	17,227	390,030

Total assets	$102,374,217	$80,966,413

LIABILITIES
Accounts payable	$94,504	$62,710
Commissions and other trading fees on open contracts payable	18,750	22,020
Management fee payable	164,660	127,373
Selling agent administrative and service fee payable	230,239	184,320
Subscriptions received in advance	17,197	390,000
Redemptions payable	4,717,000	2,374,478

Total liabilities	5,242,350	3,160,901

PARTNERS' CAPITAL (Net Asset Value)
General Partner - Series B	392,355	261,382
Limited Partners - Series A	96,739,512	77,544,130

Total partners' capital (Net Asset Value)	97,131,867	77,805,512

	$102,374,217	$80,966,413

See accompanying notes.

AIS FUTURES FUND IV L.P.
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2010

UNITED STATES GOVERNMENT SECURITIES*
Face Value	Maturity Date	Description	Fair Value	% of Net Asset Value

$ 2,200,000	01/13/11	U.S. Treasury Bills	$ 2,199,857	2.27%
2,000,000	01/27/11	U.S. Treasury Bills	1,999,748	2.06%
3,000,000	03/03/11	U.S. Treasury Bills	2,999,109	3.09%
2,500,000	03/10/11	U.S. Treasury Bills	2,499,185	2.57%
6,000,000	03/17/11	U.S. Treasury Bills	5,997,783	6.17%
5,500,000	03/24/11	U.S. Treasury Bills	5,497,735	5.66%
5,000,000	03/31/11	U.S. Treasury Bills	4,997,750	5.15%
9,500,000	04/07/11	U.S. Treasury Bills	9,496,170	9.78%
6,000,000	04/21/11	U.S. Treasury Bills	5,996,993	6.17%
7,000,000	05/05/11	U.S. Treasury Bills	6,996,475	7.20%
13,000,000	06/02/11	U.S. Treasury Bills	12,990,054	13.37%
14,000,000	06/09/11	U.S. Treasury Bills	13,989,462	14.40%
2,500,000	06/16/11	U.S. Treasury Bills	2,497,912	2.57%
4,000,000	06/23/11	U.S. Treasury Bills	3,996,568	4.12%
6,000,000	06/30/11	U.S. Treasury Bills	5,994,776	6.17%

		Total United States government securities
		(cost - $88,124,920)	$ 88,149,577	90.75%
LONG FUTURES CONTRACTS**
	Description		Fair Value	% of Net Asset Value

	Agricultural		$ 6,380,557	6.57%
	Currencies		1,485,000	1.53%
	Energy		1,272,672	1.31%
	Metals		3,693,172	3.80%

	Total long futures contracts		12,831,401	13.21%

SHORT FUTURES CONTRACTS**

No. of Contracts	Description

210	Interest rates (U.S. Treasury Bond, expires 3/2011)		677,415	0.70%

	Total futures contracts		$ 13,508,816	13.91%

*	Pledged as collateral for the trading of futures and options on futures contracts.
**
No individual futures contract position constituted greater than 5 percent of Net Asset Value.  Accordingly, except for the short interest rate futures contracts, the number of contracts and expiration dates are not presented.

See accompanying notes.

AIS FUTURES FUND IV L.P.
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2009

UNITED STATES GOVERNMENT SECURITIES*
	Face Value	Maturity Date	Description	Fair Value	% of Net Asset Value

	$ 4,000,000	01/14/10	U.S. Treasury Bills	$ 3,999,595	5.14%
	2,000,000	01/21/10	U.S. Treasury Bills	1,999,694	2.57%
	4,500,000	01/28/10	U.S. Treasury Bills	4,499,167	5.78%
	4,000,000	03/11/10	U.S. Treasury Bills	3,998,639	5.14%
	6,500,000	03/18/10	U.S. Treasury Bills	6,497,566	8.35%
	7,500,000	04/08/10	U.S. Treasury Bills	7,497,039	9.64%
	6,000,000	04/22/10	U.S. Treasury Bills	5,997,200	7.71%
	4,000,000	05/13/10	U.S. Treasury Bills	3,998,227	5.14%
	8,000,000	06/03/10	U.S. Treasury Bills	7,995,294	10.28%
	13,000,000	06/10/10	U.S. Treasury Bills	12,991,715	16.69%
	4,000,000	06/24/10	U.S. Treasury Bills	3,996,597	5.14%
	11,000,000	07/01/10	U.S. Treasury Bills	10,990,158	14.12%

			Total United States government securities
			(cost - $74,437,283)	$ 74,460,891	95.70%
LONG FUTURES CONTRACTS**
		Description		Fair Value	% of Net Asset Value

		Agricultural		$ (221,904)	(0.28)%
		Currencies		(417,748)	(0.54)%
		Energy		2,450,797	3.15%
		Metals		(3,225,817)	(4.15)%
		Stock Index		297,750	0.38%

		Total long futures contracts		(1,116,922)	(1.44)%

SHORT FUTURES CONTRACTS**

	No. of Contracts	Description

	229	Interest rates (U.S. Treasury Bond, expires 3/2010)		1,287,419	1.66%

		Total futures contracts		$ 170,497	0.22%

*	Pledged as collateral for the trading of futures and options on futures contracts.
**
No individual futures contract position constituted greater than 5 percent of Net Asset Value.  Accordingly, except for the short interest rate futures contracts, the number of contracts and expiration dates are not presented.

See accompanying notes.

AIS FUTURES FUND IV L.P.
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2010 and 2009

	2010	2009
TRADING GAINS (LOSSES)
Realized	$20,797,707	$39,173,736
Change in unrealized	13,338,319	(5,146,347)
Brokerage commissions	(103,822)	(128,483)

Total trading gains	34,032,204	33,898,906

NET INVESTMENT (LOSS)
Income
Interest income	126,946	130,650

Expenses
Selling agent administrative and service fee	1,790,869	1,582,995
Management fee	1,425,576	1,117,262
Operating expenses	219,076	228,040

Total expenses	3,435,521	2,928,297

Net investment (loss)	(3,308,575)	(2,797,647)

NET INCOME	30,723,629	31,101,259

Less: General Partner Profit Share allocation	2,623,482	406,628

Net income for pro rata allocation to all partners	$28,100,147	$30,694,631

Net income is comprised as follows:

Net income attributable to General Partner	$2,754,455	$515,203
Net income attributable to Limited Partners	27,969,174	30,586,056

Total net income	$30,723,629	$31,101,259

See accompanying notes.

AIS FUTURES FUND IV L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Years Ended December 31, 2010 and 2009

	Partners' Capital
	Series B -	Series A -
	General	Limited
	Partner	Partners	Total

Balances at December 31, 2008	$152,807	$47,160,075	$47,312,882

Net income for the year ended December 31, 2009: General Partner Profit Share allocation	406,628	0	406,628
Pro rata allocation to all partners	108,575	30,586,056	30,694,631

Subscriptions	0	9,981,105	9,981,105

Redemptions	(406,628)	(10,183,106)	(10,589,734)

Balances at December 31, 2009	261,382	77,544,130	77,805,512

Net income for the year ended December 31, 2010: General Partner Profit Share allocation	2,623,482	0	2,623,482
Pro rata allocation to all partners	130,973	27,969,174	28,100,147

Subscriptions	0	5,140,642	5,140,642

Redemptions	(2,623,482)	(13,914,434)	(16,537,916)

Balances at December 31, 2010	$392,355	$96,739,512	$97,131,867

See accompanying notes.

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	General Description of the Partnership

AIS Futures Fund IV L.P. (the Partnership) is a Delaware limited partnership, which operates as a commodity investment pool.  The Partnership engages in the speculative trading of futures contracts and options on futures contracts.  The Partnership is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges and Futures Commission Merchants (brokers) through which the Partnership trades.  The Partnership is also subject to the applicable reporting requirements of the Securities Exchange Act of 1934.

The Fourth Amended and Restated Limited Partnership Agreement (the Limited Partnership Agreement) provides, among other things, that the Partnership shall dissolve no later than December 31, 2026.

B.	Method of Reporting and Use of Estimates

The Partnership’s financial statements are presented in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

The Financial Accounting Standards Board (FASB) Accounting Standards Codification (the Codification), is the single source of U.S. GAAP for interim and annual periods ending after September 15, 2009.

Pursuant to the Cash Flows Topic of the Codification, the Partnership qualifies for an exemption from the requirement to provide a statement of cash flows and has elected not to provide a statement of cash flows.

C.	Futures Contracts and Options on Futures Contracts

Futures contracts and options on futures contracts are recorded on the trade date and are reflected at fair value, based on quoted market prices, which is generally the closing settlement price on the primary exchange.  Gains or losses are realized when contracts are liquidated.  As the broker has the right of offset, the Partnership presents unrealized gains and losses on open futures contracts (the difference between contract trade price and quoted market price) as a net amount in the statements of financial condition.  Any change in net unrealized gain or loss from the preceding period is reported in the statements of operations.  Brokerage commissions include other trading fees and are charged to expense when contracts are opened.

D.	United States Government Securities

At December 31, 2010 and 2009, United States government securities are stated at cost plus accrued interest, which approximates fair value based on quoted market prices.  Any change in value of these securities as reported as interest income in the statements of operations.

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.	Income Taxes

The Partnership prepares and files calendar year U.S. and applicable state information tax returns and reports to the partners their allocable shares of the Partnership’s income, expenses and trading gains or losses.  No provision for income taxes has been made in these financial statements as each partner is individually responsible for reporting income or loss based on its respective share of the Partnership’s income and expenses as reported for income tax purposes.  The 2007 through 2010 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

The Partnership applies the provisions of Codification Topics 740, Income Taxes; and 835, Interest, which prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements.  This accounting standard requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority.  Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax expense in the current year.  The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense.  The General Partner has concluded there is no tax expense or interest expense related to uncertainties in income tax positions for the years ended December 31, 2010 and 2009.

F.	Foreign Currency Transactions

The Partnership’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statements of financial condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period.  Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (ASU 2010-06) entitled “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures About Fair Value Measurements.” ASU 2010-06 adds new disclosure requirements about transfers in and out of Levels 1 and 2 (see Note 6.) and separate disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). It also clarifies existing disclosure requirements relating to the levels of disaggregation for fair value measurement and inputs and valuation techniques used to measure fair value.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of ASU 2010-06 did not have a material impact on the Partnership’s financial statements.

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

During 2010 and 2009, certain Series A Limited Partners were charged Management Fees at a rate lower than described above, to offset the effect of the additional 1.5% per annum Selling Agent Administrative and Service Fee described in Note 3.  Accordingly, for the years ended December 31, 2010 and 2009, Management Fees were reduced by approximately $37,800 and $109,000, respectively.

The General Partner has paid all organizational and offering costs and will not be reimbursed therefore.

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 3.	SELLING AGENT ADMINISTRATIVE AND SERVICE FEES

Certain Series A Limited Partners that were solicited by Selling Agents are charged a Selling Agent Administrative and Service Fee (the Service Fee) equal to 1/12 of 2.5% (2.5% annually) of each Series A Limited Partner’s month-end Net Assets, as defined, sold by them which remain outstanding as of each month-end.  The Selling Agents may pass on a portion of the Service Fee to its investment executives.  In the event the Service Fee is no longer payable to a Selling Agent, the relevant Limited Partner who was solicited by such Selling Agent will no longer be charged the Service Fee.  For the years ended December 31, 2010 and 2009, certain Limited Partners were not subject to the Service Fee.  The Service Fee is accrued and expensed as incurred.

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

Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner.  A selling commission of up to 2% of the subscription amount may be deducted from the subscription proceeds and paid to the applicable Selling Agent, if any.  For the years ended December 31, 2010 and 2009, there were $0 and $200, respectively, in selling commissions charged to Series A Limited Partners.  Series A Limited Partner subscriptions, as presented in the statement of changes in partners’ capital (net asset value), are net of such selling commissions, if any.

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

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 6.	FAIR VALUE

Fair value, as defined in the Fair Value Measurements and Disclosures Topic of the Codification, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The fair value hierarchy, as set forth in the Fair Value Measurements and Disclosures Topic of the Codification, prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:  quoted market prices in active markets for identical assets or liabilities (Level 1); inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (Level 2); and unobservable inputs for an asset or liability (Level 3).  If the inputs used to measure a financial instrument fall within different levels of the fair value hierarchy, the categorization is based on the lowest level input that is significant to the measurement of that financial instrument.  The Partnership recognizes transfers between fair value hierarchy levels, if any, at the beginning of the reporting period.

For U.S. government securities, which are categorized as Level 2 fair value measurements at December 31, 2010 and 2009, fair value is determined as cost plus accrued interest, which represents an income approach to fair value measurement.

 The following tables summarize the Partnership’s assets and liabilities accounted for at fair value at December 31, 2010 and 2009 using the fair value hierarchy:

	December 31, 2010
Description	Level 1	Level 2	Level 3	Total

Assets
Futures contracts(1)	$13,514,066	$0	$0	$13,514,066
U.S. Treasury bills	0	88,149,577	0	88,149,577
Total assets	$13,514,066	$88,149,577	$0	$101,663,643

Liabilities
Futures contracts(1)	$(5,250)	$0	$0	$(5,250)

	December 31, 2009
Description	Level 1	Level 2	Level 3	Total

Futures contracts	$170,497	$0	$0	$170,497
U.S. Treasury bills	0	74,460,891	0	74,460,891
Total	$170,497	$74,460,891	0	$74,631,388

(1)      See Note 7. for the fair value of each type of contract within this category.

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 7.	DERIVATIVES

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

The following tables present the fair value of derivative contracts at December 31, 2010 and 2009.  The fair value of futures contracts is presented as an asset if in a gain position and a liability if in a loss position.  Fair value is presented on a gross basis in the tables below even though the futures contracts qualify for net presentation in the statements of financial condition.

	December 31, 2010
Futures Contracts	Assets	Liabilities	Net

Agricultural	$6,380,557	$0	$6,380,557
Currencies	1,485,000	0	1,485,000
Energy	1,272,672	0	1,272,672
Interest rates	682,665	(5,250)	677,415
Metals	3,693,172	0	3,693,172
Total gross fair value of derivatives	$13,514,066	$(5,250)	$13,508,816

	December 31, 2009

Futures Contracts	Assets	Liabilities	Net

Agricultural	$347,471	$(569,375)	$(221,904)
Currencies	134,062	(551,810)	(417,748)
Energy	2,585,858	(135,061)	2,450,797
Interest rates	1,287,731	(312)	1,287,419
Metals	321,200	(3,547,017)	(3,225,817)
Stock index	297,750	0	297,750
Total gross fair value of derivatives	$4,974,072	$(4,803,575)	$170,497

Within the statements of financial condition, the fair value of futures contracts is reflected as unrealized gain on open futures contracts, net.

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 7.	DERIVATIVES (CONTINUED)

The following presents the Partnership’s derivative trading results and information related to the volume of the Partnership’s derivative activity for the years ended December 31, 2010 and 2009.  The below captions of “Realized” and “Change in unrealized” correspond to the captions in the statements of operations.

	Year Ended December 31, 2010			Year Ended December 31, 2009
	Trading Gains (Losses)			Trading Gains (Losses)
		Change in	Number of		Change in	Number of
Futures Contracts	Realized	Unrealized	Contracts Closed	Realized	Unrealized	Contracts Closed

Agricultural	$4,478,525	$6,602,461	5,554	$8,033,424	$(2,702,590)	6,343
Currencies	2,208,998	1,902,748	1,936	7,471,336	(1,887,561)	1,694
Energy	3,065,343	(1,178,125)	6,378	3,623,623	2,484,744	7,663
Interest rates	(2,419,445)	(610,004)	845	(581,282)	1,287,419	229
Metals	8,593,092	6,918,989	1,995	18,716,716	(4,626,109)	2,510
Stock index	3,697,681	(297,750)	1,104	1,909,919	297,750	277

Total futures contracts	19,624,194	13,338,319		39,173,736	(5,146,347)

Options on Futures Contracts

Stock index	1,173,513	0	364	0	0	0

Total gains (losses) from
derivatives trading per
statements of operations	$20,797,707	$13,338,319		$39,173,736	$(5,146,347)

The number of contracts closed represents the number of contracts closed during the years ended December 31, 2010 and 2009 in the applicable category.

Note 8.	MARKET AND CREDIT RISKS

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

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 8.	MARKET AND CREDIT RISKS (CONTINUED)

For futures contracts and options on futures contracts, risks arise from changes in the fair value of the contracts.  Theoretically, the Partnership is exposed to a market risk equal to the notional contract value of futures contracts purchased and unlimited liability on such contracts sold short.  As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option.  Written options expose the Partnership to potentially unlimited liability, and purchased options expose the Partnership to a risk of loss limited to the premiums paid.

The Partnership maintains its cash in a bank deposit account at Wachovia Bank, N.A., Greenwich, Connecticut.  Such account may, at times, exceed federally insured limits.  In the event of a financial institution’s insolvency, recovery of cash on deposit may be limited to account insurance or other protection afforded such deposits.

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

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 10.	FINANCIAL HIGHLIGHTS

The following information presents the financial highlights for Series A Limited Partners of the Partnership for the years ended December 31, 2010 and 2009.  This information has been derived from information presented in the financial statements.

	2010	2009
Total return for Series A Limited Partners taken as a whole

Total return before General Partner Profit Share allocation	43.64%	63.67%
General Partner Profit Share allocation	(3.90)%	(0.89)%

Total return after General Partner Profit Share allocation	39.74%	62.78%

Supplemental Data for Series A Limited Partners

Ratios to average net asset value:(1)
Expenses, excluding General Partner Profit Share allocation	4.88%	5.01%
General Partner Profit Share allocation	3.73%	0.70%

Total expenses	8.61%	5.71%

Net investment (loss)(2)	(4.70)%	(4.78)%

The total returns and ratios are presented for Series A Limited Partners taken as a whole.  An individual Limited Partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of their subscriptions and redemptions and given potentially different fee arrangements for a Series A Limited Partner.

The total returns and ratios exclude the effects of any 2% upfront selling commissions charged by Selling Agents.

(1)	The ratios of expenses and net investment (loss) to average net asset value do not include brokerage commissions.
(2)	The net investment (loss) is comprised of interest income less total expenses, excluding brokerage commissions and the General Partner Profit Share allocation.