Form 10-Q
period 2011-03-31
AIS FUTURES FUND IV LP
filed 2011-05-16
CIK 1023453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

AIS FUTURES FUND IV L.P.
STATEMENTS OF FINANCIAL CONDITION
March 31, 2011 (Unaudited) and December 31, 2010 (Audited)
_______________

	March 31,	December 31,
	2011	2010
ASSETS
Equity in broker trading account
Cash	$4,611,197	$697,456
United States government securities, at fair value	95,961,721	88,149,577
Unrealized gain on open futures contracts, net	10,293,290	13,508,816
Interest receivable	1,172	1,141

Deposits with broker	110,867,380	102,356,990

Cash	194,030	17,227

Total assets	$111,061,410	$102,374,217

LIABILITIES
Accounts payable	$120,445	$94,504
Commissions and other trading fees on open contracts payable	21,966	18,750
Management fee payable	178,906	164,660
Accrued General Partner profit share allocation	2,328,734	0
Selling agent administrative and service fee payable	250,778	230,239
Subscriptions received in advance	194,000	17,197
Redemptions payable	2,197,405	4,717,000

Total liabilities	5,292,234	5,242,350

PARTNERS' CAPITAL (Net Asset Value)
General Partner - Series B	456,583	392,355
Limited Partners - Series A	105,312,593	96,739,512
Total partners' capital (Net Asset Value)	105,769,176	97,131,867

	$111,061,410	$102,374,217

See accompanying notes.

AIS FUTURES FUND IV L.P.
CONDENSED SCHEDULE OF INVESTMENTS
March 31, 2011 (Unaudited)
_______________

UNITED STATES GOVERNMENT SECURITIES*
	Face Value	Maturity Date	Description	Fair Value	% of Net Asset Value

	$ 9,500,000	04/07/11	U.S. Treasury Bills	$ 9,499,723	8.98%
	6,000,000	04/21/11	U.S. Treasury Bills	5,999,431	5.67%
	1,000,000	05/05/11	U.S. Treasury Bills	999,859	0.95%
	13,000,000	06/02/11	U.S. Treasury Bills	12,995,904	12.30%
	14,000,000	06/09/11	U.S. Treasury Bills	13,995,278	13.24%
	2,500,000	06/16/11	U.S. Treasury Bills	2,499,037	2.36%
	4,000,000	06/23/11	U.S. Treasury Bills	3,998,343	3.78%
	12,000,000	06/30/11	U.S. Treasury Bills	11,994,752	11.34%
	3,000,000	07/14/11	U.S. Treasury Bills	2,998,512	2.83%
	6,500,000	07/28/11	U.S. Treasury Bills	6,496,872	6.14%
	3,000,000	08/25/11	U.S. Treasury Bills	2,998,101	2.83%
	1,000,000	09/01/11	U.S. Treasury Bills	999,377	0.94%
	8,000,000	09/15/11	U.S. Treasury Bills	7,995,333	7.56%
	12,500,000	09/22/11	U.S. Treasury Bills	12,491,199	11.81%

			Total United States government securities
			(cost - $95,922,858)	$ 95,961,721	90.73%
LONG FUTURES CONTRACTS**
		Description		Fair Value	% of Net Asset Value

		Agricultural		$ 2,553,902	2.41%
		Currencies		841,714	0.80%
		Energy		4,083,207	3.86%
		Metals		3,105,009	2.94%

		Total long futures contracts		10,583,832	10.01%

SHORT FUTURES CONTRACTS**
	No. of Contracts	Description

	513	Interest rates (U.S. Treasury Bond, expires 6/2011)		(290,542)	(0.27)%

		Total futures contracts		$ 10,293,290	9.74%

*	Pledged as collateral for the trading of futures and options on futures contracts.
**
No individual futures contract position constituted greater than 5 percent of Net Asset Value.  Accordingly, except for the short interest rate futures contracts, the number of contracts and expiration dates are not presented.

See accompanying notes.

AIS FUTURES FUND IV L.P.
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2010 (Audited)
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

See accompanying notes.

AIS FUTURES FUND IV L.P.
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2011 and 2010 (Unaudited)
_______________

	Three Months Ended
	March 31,
	2011	2010
TRADING GAINS (LOSSES)
Realized	$18,765,758	$(9,298,033)
Change in unrealized	(3,215,526)	1,657,951
Brokerage commissions	(30,141)	(20,699)

Total trading gains (losses)	15,520,091	(7,660,781)

NET INVESTMENT (LOSS)
Income
Interest income	41,133	27,239

Expenses
Selling agent administrative and service fee	622,306	412,029
Management fee	497,958	323,576
Operating expenses	56,750	61,500

Total expenses	1,177,014	797,105

Net investment (loss)	(1,135,881)	(769,866)

NET INCOME (LOSS)	14,384,210	(8,430,647)

Less: General Partner Profit Share allocation	2,376,068	19,566

Net income (loss) for pro rata allocation to all partners	$12,008,142	$(8,450,213)

See accompanying notes.

AIS FUTURES FUND IV L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
For the Three Months Ended March 31, 2011 and 2010 (Unaudited)
_______________

	Partners' Capital
	Series B -	Series A -
	General	Limited
	Partner	Partners	Total

Balances at December 31, 2010	$392,355	$96,739,512	$97,131,867

Net income for the three months ended March 31, 2011: General Partner Profit Share allocation	47,334	0	47,334
Pro rata allocation to all partners	64,228	11,943,914	12,008,142

Subscriptions	0	402,197	402,197

Redemptions	(47,334)	(3,773,030)	(3,820,364)

Balances at March 31, 2011	$456,583	$105,312,593	$105,769,176

Balances at December 31, 2009	$261,382	$77,544,130	$77,805,512

Net income (loss) for the three months ended March 31, 2010: General Partner Profit Share allocation	366	0	366
Pro rata allocation to all partners	(25,795)	(8,424,418)	(8,450,213)

Subscriptions	0	1,561,641	1,561,641

Redemptions	(366)	(1,374,707)	(1,375,073)

Balances at March 31, 2010	$235,587	$69,306,646	$69,542,233

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

The Partnership’s financial statements are presented in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  The Financial Accounting Standards Board (FASB) Accounting Standards Codification (the Codification), is the single source of U.S. GAAP.

Pursuant to the Cash Flows Topic of the Codification, the Partnership qualifies for an exemption from the requirement to provide a statement of cash flows and has elected not to provide a statement of cash flows.

C.	Futures Contracts and Options on Futures Contracts

Futures contracts and options on futures contracts transactions are recorded on the trade date and open contracts are reflected at fair value, based on quoted market prices, which is generally the closing settlement price on the applicable contracts’ primary exchange.  Gains or losses are realized when contracts are liquidated.  As the broker has the right of offset, the Partnership presents unrealized gains and losses on open futures contracts (the difference between contract trade price and quoted market price) as a net amount in the statements of financial condition.  Any change in net unrealized gain or loss from the preceding period is reported in the statements of operations.  Brokerage commissions include other trading fees and are charged to expense when contracts are opened.

D.	United States Government Securities

United States government securities are stated at cost plus accrued interest, which approximates fair value based on quoted market prices.  Any change in value of these securities is reported as interest income in the statements of operations.

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

The Partnership applies the provisions of Codification Topics 740, Income Taxes; and 835, Interest, which prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements.  This accounting standard requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority.  Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax expense in the current year.  The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense.  The General Partner has concluded there is no tax expense or interest expense related to uncertainties in income tax positions for the three months ended March 31, 2011 and 2010.

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

The financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP may be omitted pursuant to such rules and regulations.  The financial statements reflect, in the opinion of management, all adjustments necessary that were of a normal and recurring nature and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated.  The results of operations for the three months ended March 31, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

During the three months ended March 31, 2011 and 2010, certain Series A Limited Partners were charged Management Fees at a rate lower than described above, to offset the effect of the additional 1.5% per annum Selling Agent Administrative and Service Fee described in Note 3.  Accordingly, for the three months ended March 31, 2011 and 2010, Management Fees were reduced by approximately $10,500 and $11,700, respectively.

The General Partner has paid all organizational and offering costs and will not be reimbursed therefore.

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

Note 3.	SELLING AGENT ADMINISTRATIVE AND SERVICE FEES

Certain Series A Limited Partners that were solicited by Selling Agents are charged a Selling Agent Administrative and Service Fee (the Service Fee) equal to 1/12 of 2.5% (2.5% annually) of each Series A Limited Partner’s month-end Net Assets, as defined, sold by them which remain outstanding as of each month-end.  The Selling Agents may pass on a portion of the Service Fee to its investment executives.  In the event the Service Fee is no longer payable to a Selling Agent, the relevant Limited Partner who was solicited by such Selling Agent will no longer be charged the Service Fee.  For the three months ended March 31, 2011 and 2010, certain Limited Partners were not subject to the Service Fee.  The Service Fee is accrued and expensed as incurred.

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

Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner.  A selling commission of up to 2% of the subscription amount may be deducted from the subscription proceeds and paid to the applicable Selling Agent, if any.  For the three months ended March 31, 2011 and 2010, there were no selling commissions charged to Series A Limited Partners.  Series A Limited Partner subscriptions, as presented in the statement of changes in partners’ capital (net asset value), are net of such selling commissions, if any.

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

For U.S. government securities, which are categorized as Level 2 fair value measurements at March 31, 2011 and December 31, 2010, fair value is determined as cost plus accrued interest, which represents an income approach to fair value measurement.

The following tables summarize the Partnership’s assets and liabilities accounted for at fair value at March 31, 2011 and December 31, 2010 using the fair value hierarchy:

	March 31, 2011
Description	Level 1	Level 2	Level 3	Total

Assets
Futures contracts(1)	$12,434,389	$0	$0	$12,434,389
U.S. Treasury bills	0	95,961,721	0	95,961,721
Total assets	$12,434,389	$95,961,721	$0	$108,396,110

Liabilities
Futures contracts(1)	$(2,141,099)	$0	$0	$(2,141,099)

	December 31, 2010
Description	Level 1	Level 2	Level 3	Total

Assets
Futures contracts(1)	$13,514,066	$0	$0	$13,514,066
U.S. Treasury bills	0	88,149,577	0	88,149,577

Total assets	$13,514,066	$88,149,577	$0	$101,663,643
Liabilities
Futures contracts(1)	$(5,250)	$0	$0	$(5,250)

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

The following tables present the fair value of derivative contracts at March 31, 2011 and December 31, 2010.  The fair value of futures contracts is presented as an asset if in a gain position and a liability if in a loss position.  Fair value is presented on a gross basis in the tables below even though the futures contracts qualify for net presentation in the statements of financial condition.

	March 31, 2011
Futures Contracts	Assets	Liabilities	Net

Agricultural	$3,824,981	$(1,271,079)	$2,553,902
Currencies	841,714	0	841,714
Energy	4,083,207	0	4,083,207
Interest rates	0	(290,542)	(290,542)
Metals	3,684,487	(579,478)	3,105,009

Total gross fair value of derivatives	$12,434,389	$(2,141,099)	$10,293,290

	December 31, 2010
Futures Contracts	Assets	Liabilities	Net

Agricultural	$6,380,557	$0	$6,380,557
Currencies	1,485,000	0	1,485,000
Energy	1,272,672	0	1,272,672
Interest rates	682,665	(5,250)	677,415
Metals	3,693,172	0	3,693,172

Total gross fair value of derivatives	$13,514,066	$(5,250)	$13,508,816

Within the statements of financial condition, the fair value of futures contracts is reflected as unrealized gain on open futures contracts, net.

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

Note 7.	DERIVATIVES (CONTINUED)

The following presents the Partnership’s derivative trading results and information related to the volume of the Partnership’s derivative activity for the three months ended March 31, 2011 and 2010.  The below captions of “Realized” and “Change in unrealized” correspond to the captions in the statements of operations.

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Trading Gains (Losses)			Trading Gains (Losses)
Futures Contracts	Realized	Change in Unrealized	Number of Contracts Closed	Realized	Change in Unrealized	Number of Contracts Closed

Agricultural	$6,851,097	$(3,826,655)	956	$(6,276,618)	$(514,777)	1,747
Currencies	2,149,560	(643,286)	571	(386,268)	782,304	494
Energy	4,867,853	2,810,535	1,651	(623,729)	(2,133,432)	1,706
Interest rates	503,384	(967,957)	493	890,420	(1,370,337)	383
Metals	4,393,864	(588,163)	709	(4,261,789)	4,265,380	829
Stock index	0	0	0	1,359,951	628,813	253

Total gains (losses) from derivatives trading per statements of operations	$18,765,758	$(3,215,526)		$(9,298,033)	$1,657,951

The number of contracts closed represents the number of contracts closed during the three months ended March 31, 2011 and 2010 in the applicable category.

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

The following information presents the financial highlights for Series A Limited Partners of the Partnership for the three months ended March 31, 2011 and 2010.  This information has been derived from information presented in the financial statements.

	Three months ended
	March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Total return for Series A Limited Partners taken as a whole(1)

Total return before General Partner Profit Share allocation	15.09%	(10.85)%
General Partner Profit Share allocation	(2.56)%	(0.03)%

Total return after General Partner Profit Share allocation	12.53%	(10.88)%

Supplemental Data for Series A Limited Partners

Ratios to average net asset value:(2)
Expenses, excluding General Partner Profit Share allocation(3)	4.88%	4.58%
General Partner Profit Share allocation(1)	2.46%	0.03%
Total expenses	7.34%	4.61%

Net investment (loss)(3), (4)	(4.71)%	(4.42)%

The total returns and ratios are presented for Series A Limited Partners taken as a whole.  An individual Limited Partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of their subscriptions and redemptions and given potentially different fee arrangements for a Series A Limited Partner.

The total returns and ratios exclude the effects of any 2% upfront selling commissions charged by Selling Agents.

(1)	Not annualized.
(2)	The ratios of expenses and net investment (loss) to average net asset value do not include brokerage commissions.
(3)	Annualized.
(4)	The net investment (loss) is comprised of interest income less total expenses, excluding brokerage commissions and the General Partner Profit Share allocation.

PART I – FINANCIAL INFORMATION (CONTINUED)

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Operational Overview

Due to the nature of the Partnership’s business, its results of operations depend on the occurrence of major price moves in at least some of the markets traded and the General Partner’s ability to recognize and capitalize on such trends and other profit opportunities.  The General Partner’s trading methods are confidential, so that the only information that can be furnished regarding the Partnership’s results of operations is its performance record.  The Partnership may engage in speculative trading of futures contracts and options on futures contracts and physical commodities and other commodity-related contracts and the Partnership may enter into long, short or neutral positions in the markets in which it trades.  Because the Partnership’s trading strategies depend heavily on global price trends (both positive and negative), and these price trends may be affected by global economic conditions and may at times be seasonal, the Partnership will be affected by such conditions and trends.  The past performance of the Partnership is not necessarily indicative of future results.  The General Partner believes, however, that there are certain market conditions – for example, markets with strong price trends – in which the Partnership has a better opportunity of being profitable than in others.

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

During its operations for the three months ended March 31, 2011, the Partnership experienced no significant periods of illiquidity in any of the numerous markets traded by the General Partner.

PART I – FINANCIAL INFORMATION (CONTINUED)

Results of Operations

Performance Summary
Three Months Ended March 31, 2011

During the first quarter of 2011, the Partnership experienced net realized and unrealized gains of $15,520,091 from its trading operations, which is net of brokerage commissions of $30,141.  The Partnership incurred total expenses of $1,177,014, including $622,306 in Selling Agent Administrative and Service Fees, $497,958 in Management Fees (paid to the General Partner) and $56,750 in operating expenses.  The Partnership earned $41,133 in interest income and charged a General Partner Profit Share allocation of $2,376,068.  An analysis of trading gains and losses (not adjusted for any fees or expenses) by market sector is as follows:

Sector	% Gain (Loss)

Stock Index	0.00%
Bonds	(0.51)%
Currency	1.58%
Energy	7.97%
Metals	3.87%
Grains	3.06%

The Partnership experienced a gain in the first quarter of 2011.  The largest gain came from long positions in energy, followed by gains in long positions in metals and grains, and to a lesser extent from long positions in the Australian and Canadian dollars.  A small loss occurred in the short position in the U.S. Treasury bond futures.

Three Months Ended March 31, 2010

During the first quarter of 2010, the Partnership achieved a net realized and unrealized loss of $7,660,781 from its trading operations, which is net of brokerage commissions of $20,699.  The Partnership had total expenses of $797,105, including $412,029 in Selling Agent Administrative and Service Fees, $323,576 in Management Fees (paid to the General Partner) and $61,500 in operating expenses.  The Partnership earned $27,239 in interest income and charged a General Partner Profit Share allocation of 19,566.  An analysis of trading gains and losses (not adjusted for any fees or expenses) by market sector is as follows:

Sector	% Gain (Loss)

Stock Index	3.13%
Bonds	(0.57)%
Currency	0.83%
Energy	(3.26)%
Metals	0.31%
Grains	(8.65)%

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

(c)
Pursuant to the Partnership’s Limited Partnership Agreement, Limited Partners may withdraw all or part of their capital contributions and undistributed profits, if any, at the end of each calendar month.  The withdrawal by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners.  The following table summarizes the withdrawals by Limited Partners during the first calendar quarter of 2011:

Month	Withdrawal Amounts
January 31, 2011	$1,162,780
February 28, 2011	$455,370
March 31, 2011	$2,154,880

Item 3:  Defaults Upon Senior Securities

(a)	None.

(b)	None.

Item 4:  (Removed and Reserved)

Item 5:  Other Information

(a)	None.

(b)	Not applicable.

Item 6: Exhibits

The following exhibits are incorporated herein by reference as set forth below.

Exhibit Number	Description of Document
3.1*	Certificate of Formation of AIS Futures Fund IV L.P.
4.2**	Fourth Amended and Restated Limited Partnership Agreement of AIS Futures Fund IV L.P., dated as of March 1, 2008.
10.1***	Customer Agreement between Calyon Financial Inc. and AIS Futures Fund IV L.P.

The following exhibits are included herewith.

Exhibit Number	Description of Document
31.01	Rule 13a-14(a)/15d-14(a) Certification
32.01	Section 1350 Certification

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

Dated: May 16, 2011

AIS FUTURES FUND IV L.P.

By:	AIS FUTURES MANAGEMENT LLC,
General Partner

By: /s/ John Hummel
Name:  John Hummel
Title:  President (principal executive and principal
           financial officer)