Form 10-Q
period 2011-06-30
AIS FUTURES FUND IV LP
filed 2011-08-15
CIK 1023453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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
Yes  ☐ No  ☒

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Financial Condition	2

Condensed Schedules of Investments	3-4

Statements of Operations	5

Statements of Changes in Partners’ Capital (Net Asset Value)	6

Notes to Financial Statements	7-15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	19

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 1A. Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	19

Item 4. (Removed and Reserved)	19

Item 5. Other Information	19

Item 6. Exhibits	20

Signature	21

Rule 13a–14(a)/15d–14(a) Certification	S-1

Section 1350 Certification	S-2

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

AIS FUTURES FUND IV L.P.
STATEMENTS OF FINANCIAL CONDITION
June 30, 2011 (Unaudited) and December 31, 2010 (Audited)

	June 30,	December 31,
	2011	2010
ASSETS
Equity in broker trading account
Cash	$2,336,780	$697,456
United States government securities, at fair value	86,470,737	88,149,577
Unrealized gain on open futures contracts, net	345,324	13,508,816
Interest receivable	336	1,141

Deposits with broker	89,153,177	102,356,990

Cash	130,030	17,227

Total assets	$89,283,207	$102,374,217

LIABILITIES
Accounts payable	$106,019	$94,504
Commissions and other trading fees on open contracts payable	17,502	18,750
Management fee payable	140,536	164,660
Accrued General Partner profit share allocation	568,793	0
Selling agent administrative and service fee payable	206,998	230,239
Subscriptions received in advance	130,000	17,197
Redemptions payable	1,850,225	4,717,000

Total liabilities	3,020,073	5,242,350

PARTNERS' CAPITAL (Net Asset Value)
General Partner - Series B	416,419	392,355
Limited Partners - Series A	85,846,715	96,739,512

Total partners' capital (Net Asset Value)	86,263,134	97,131,867

	$89,283,207	$102,374,217

See accompanying notes.

AIS FUTURES FUND IV L.P.
CONDENSED SCHEDULE OF INVESTMENTS
June 30, 2011 (Unaudited)

UNITED STATES GOVERNMENT SECURITIES*
Face Value	Maturity Date	Description	Fair Value	% of Net Asset Value

$3,000,000	07/14/11	U.S. Treasury Bills	$2,999,802	3.48%
6,500,000	07/28/11	U.S. Treasury Bills	6,499,264	7.53%
3,000,000	08/25/11	U.S. Treasury Bills	2,999,276	3.48%
1,000,000	09/01/11	U.S. Treasury Bills	999,745	1.16%
8,000,000	09/15/11	U.S. Treasury Bills	7,997,861	9.27%
12,500,000	09/22/11	U.S. Treasury Bills	12,495,775	14.48%
8,000,000	09/29/11	U.S. Treasury Bills	7,996,663	9.27%
6,500,000	10/06/11	U.S. Treasury Bills	6,497,876	7.53%
1,500,000	10/20/11	U.S. Treasury Bills	1,499,533	1.74%
12,000,000	12/01/11	U.S. Treasury Bills	11,995,380	13.91%
10,000,000	12/08/11	U.S. Treasury Bills	9,996,087	11.59%
14,500,000	12/29/11	U.S. Treasury Bills	14,493,475	16.80%

		Total United States government securities (cost - $86,448,034)	$86,470,737	100.24%

LONG FUTURES CONTRACTS**
	Description	Fair Value	% of Net Asset Value

	Agricultural	$(514,028)	(0.59)%
	Currencies	390,415	0.45%
	Energy	967,189	1.12%
	Metals	(717,994)	(0.83)%

	Total long futures contracts	125,582	0.15%

SHORT FUTURES CONTRACTS**

No. of Contracts	Description

236	Interest rates (U.S. Treasury Bond, expires 9/2011)	219,742	0.25%

	Total futures contracts	$345,324	0.40%

*	Pledged as collateral for the trading of futures and options on futures contracts.
**
No individual futures contract position constituted greater than 5 percent of Net Asset Value.  Accordingly, except for the short interest rate futures contracts, the number of contracts and expiration dates are not presented.

See accompanying notes.

AIS FUTURES FUND IV L.P.
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2010 (Audited)

UNITED STATES GOVERNMENT SECURITIES*
Face Value	Maturity Date	Description	Fair Value	% of Net Asset Value

$2,200,000	01/13/11	U.S. Treasury Bills	$2,199,857	2.27%
2,000,000	01/27/11	U.S. Treasury Bills	1,999,748	2.06%
3,000,000	03/03/11	U.S. Treasury Bills	2,999,109	3.09%
2,500,000	03/10/11	U.S. Treasury Bills	2,499,185	2.57%
6,000,000	03/17/11	U.S. Treasury Bills	5,997,783	6.17%
5,500,000	03/24/11	U.S. Treasury Bills	5,497,735	5.66%
5,000,000	03/31/11	U.S. Treasury Bills	4,997,750	5.15%
9,500,000	04/07/11	U.S. Treasury Bills	9,496,170	9.78%
6,000,000	04/21/11	U.S. Treasury Bills	5,996,993	6.17%
7,000,000	05/05/11	U.S. Treasury Bills	6,996,475	7.20%
13,000,000	06/02/11	U.S. Treasury Bills	12,990,054	13.37%
14,000,000	06/09/11	U.S. Treasury Bills	13,989,462	14.40%
2,500,000	06/16/11	U.S. Treasury Bills	2,497,912	2.57%
4,000,000	06/23/11	U.S. Treasury Bills	3,996,568	4.12%
6,000,000	06/30/11	U.S. Treasury Bills	5,994,776	6.17%

		Total United States government securities (cost - $88,124,920)	$88,149,577	90.75%

LONG FUTURES CONTRACTS**
	Description		Fair Value	% of Net Asset Value

	Agricultural		$6,380,557	6.57%
	Currencies		1,485,000	1.53%
	Energy		1,272,672	1.31%
	Metals		3,693,172	3.80%

	Total long futures contracts		12,831,401	13.21%

SHORT FUTURES CONTRACTS**
No. of Contracts	Description

210	Interest rates (U.S. Treasury Bond, expires 3/2011)		677,415	0.70%

	Total futures contracts		$13,508,816	13.91%

*	Pledged as collateral for the trading of futures and options on futures contracts.
**
No individual futures contract position constituted greater than 5 percent of Net Asset Value.  Accordingly, except for the short interest rate futures contracts, the number of contracts and expiration dates are not presented.

See accompanying notes.

AIS FUTURES FUND IV L.P.
STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2011 and 2010 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
TRADING GAINS (LOSSES)
Realized	$2,677,679	$(1,942,916)	$21,443,437	$(11,240,949)
Change in unrealized	(9,947,966)	(3,260,592)	(13,163,492)	(1,602,641)
Brokerage commissions	(23,706)	(25,572)	(53,847)	(46,271)

Total trading gains (losses)	(7,293,993)	(5,229,080)	8,226,098	(12,889,861)

NET INVESTMENT (LOSS)
Income
Interest income	40,791	30,259	81,924	57,498

Expenses
Selling agent administrative and service fee	616,663	407,640	1,238,969	819,669
Management fee	493,676	325,515	991,634	649,091
Operating expenses	52,750	62,000	109,500	123,500

Total expenses	1,163,089	795,155	2,340,103	1,592,260

Net investment (loss)	(1,122,298)	(764,896)	(2,258,179)	(1,534,762)

NET INCOME (LOSS)	(8,416,291)	(5,993,976)	5,967,919	(14,424,623)

Less: General Partner Profit Share allocation	(1,409,115)	(18,085)	966,953	1,481

Net income (loss) for pro rata allocation to all partners	$(7,007,176)	$(5,975,891)	$5,000,966	$(14,426,104)

See accompanying notes.

AIS FUTURES FUND IV L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
For the Six Months Ended June 30, 2011 and 2010 (Unaudited)

	Partners' Capital
	Series B -	Series A -
	General	Limited
	Partner	Partners	Total

Balances at December 31, 2010	$392,355	$96,739,512	$97,131,867

Net income for the six months ended June 30, 2011:
General Partner Profit Share allocation	398,160	0	398,160
Pro rata allocation to all partners	24,064	4,976,902	5,000,966

Subscriptions	0	1,110,197	1,110,197

Redemptions	(398,160)	(16,979,896)	(17,378,056)

Balances at June 30, 2011	$416,419	$85,846,715	$86,263,134

Balances at December 31, 2009	$261,382	$77,544,130	$77,805,512

Net income (loss) for the six months ended June 30, 2010:
General Partner Profit Share allocation	366	0	366
Pro rata allocation to all partners	(43,657)	(14,382,447)	(14,426,104)

Subscriptions	0	2,737,642	2,737,642

Redemptions	(366)	(3,687,440)	(3,687,806)

Balances at June 30, 2010	$217,725	$62,211,885	$62,429,610

See accompanying notes.

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	General Description of the Partnership

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

The Partnership’s financial statements are presented in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  The Financial Accounting Standards Board (FASB) Accounting Standards Codification (the Codification) is the single source of U.S. GAAP.

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

The Partnership applies the provisions of Codification Topics 740, Income Taxes; and 835, Interest, which prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements.  This accounting standard requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority.  Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax expense in the current year.  The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense.  The General Partner has concluded there is no tax expense or interest expense related to uncertainties in income tax positions for either of the three or six months ended June 30, 2011 and 2010.

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

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (ASU 2011-04) entitled Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  ASU 2011-04 was issued to converge fair value measurement and disclosure guidance in U.S. GAAP with the guidance in the International Accounting Standards Board’s currently issued International Financial Reporting Standards 13, Fair Value Measurement.  The amendments in ASU 2011-04 generally represent clarification to the Fair Value Measurements and Disclosures Topic of the Codification, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011.  The Partnership is currently evaluating the impact that ASU 2011-04 will have on its fair value measurements and disclosures, however, no material impact on the Partnership’s financial statements is anticipated.

J.	Interim Financial Statements

The financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP may be omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary that were of a normal and recurring nature and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three and six months ended June 30, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 2.	GENERAL PARTNER (CONTINUED)

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

During the three and six months ended June 30, 2011 and 2010, certain Series A Limited Partners were charged Management Fees at a rate lower than described above, to offset the effect of the additional 1.5% per annum Selling Agent Administrative and Service Fee described in Note 3.  Accordingly, for the three months ended June 30, 2011 and 2010, Management Fees were reduced by approximately $11,300 and $8,900, respectively.  For the six months ended June 30, 2011 and 2010, Management Fees were reduced by approximately $21,800 and $20,600, respectively.

The General Partner has paid all organizational and offering costs and will not be reimbursed therefore.

Note 3.	SELLING AGENT ADMINISTRATIVE AND SERVICE FEES

Certain Series A Limited Partners that were solicited by Selling Agents are charged a Selling Agent Administrative and Service Fee (the Service Fee) equal to 1/12 of 2.5% (2.5% annually) of each Series A Limited Partner’s month-end Net Assets, as defined, sold by them which remain outstanding as of each month-end.  The Selling Agents may pass on a portion of the Service Fee to its investment executives.  In the event the Service Fee is no longer payable to a Selling Agent, the relevant Limited Partner who was solicited by such Selling Agent will no longer be charged the Service Fee.  For the three and six months ended June 30, 2011 and 2010, certain Limited Partners were not subject to the Service Fee.  The Service Fee is accrued and expensed as incurred.

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

Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner.  A selling commission of up to 2% of the subscription amount may be deducted from the subscription proceeds and paid to the applicable Selling Agent, if any.  For the three and six months ended June 30, 2011 and 2010, there were no selling commissions charged to Series A Limited Partners.  Series A Limited Partner subscriptions, as presented in the statement of changes in partners’ capital (net asset value), are net of such selling commissions, if any.

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

For U.S. government securities, which are categorized as Level 2 fair value measurements at June 30, 2011 and December 31, 2010, fair value is determined as cost plus accrued interest, which represents an income approach to fair value measurement.

The following tables summarize the Partnership’s assets and liabilities accounted for at fair value at June 30, 2011 and December 31, 2010 using the fair value hierarchy:

	June 30, 2011
Description	Level 1	Level 2	Level 3	Total
Assets
Futures contracts(1)	$3,010,551	$0	$0	$3,010,551
U.S. Treasury bills	0	86,470,737	0	86,470,737
Total assets	$3,010,551	$86,470,737	$0	$89,481,288
Liabilities
Futures contracts(1)	$(2,665,227)	$0	$0	$(2,665,227)

	December 31, 2010
Description	Level 1	Level 2	Level 3	Total
Assets
Futures contracts(1)	$13,514,066	$0	$0	$13,514,066
U.S. Treasury bills	0	88,149,577	0	88,149,577
Total assets	$13,514,066	$88,149,577	$0	$101,663,643
Liabilities
Futures contracts(1)	$(5,250)	$0	$0	$(5,250)

(1)        See Note 7. for the fair value of each type of contract within this category.

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 7.	DERIVATIVES

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

The following tables present the fair value of derivative contracts at June 30, 2011 and December 31, 2010.  The fair value of futures contracts is presented as an asset if in a gain position and a liability if in a loss position.  Fair value is presented on a gross basis in the tables below even though the futures contracts qualify for net presentation in the statements of financial condition.

	June 30, 2011
Futures contracts	Assets	Liabilities	Net
Agricultural	$1,151,309	$(1,665,337)	$(514,028)
Currencies	390,415	0	390,415
Energy	1,031,382	(64,193)	967,189
Interest rates	219,742	0	219,742
Metals	217,703	(935,697)	(717,994)
Total gross fair value of derivatives	$3,010,551	$(2,665,227)	$345,324

	December 31, 2010
Futures contracts	Assets	Liabilities	Net
Agricultural	$6,380,557	$0	$6,380,557
Currencies	1,485,000	0	1,485,000
Energy	1,272,672	0	1,272,672
Interest rates	682,665	(5,250)	677,415
Metals	3,693,172	0	3,693,172
Total gross fair value of derivatives	$13,514,066	$(5,250)	$13,508,816

Within the statements of financial condition, the fair value of futures contracts is reflected as unrealized gain on open futures contracts, net.

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 7.	DERIVATIVES (CONTINUED)

The following presents the Partnership’s derivative trading results and information related to the volume of the Partnership’s derivative activity for the three and six months ended June 30, 2011 and 2010.  The below captions of “Realized” and “Change in unrealized” correspond to the captions in the statements of operations.

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	Trading Gains (Losses)			Trading Gains (Losses)
		Change in	Number of		Change in	Number of
Futures Contracts	Realized	Unrealized	Contracts Closed	Realized	Unrealized	Contracts Closed
Agricultural	$(1,644,727)	$(3,067,930)	1,441	$(422,667)	$289,424	1,762
Currencies	2,207,235	(451,299)	623	(2,213,964)	(279,367)	443
Energy	(938,863)	(3,116,018)	1,861	(1,086,119)	(878,429)	990
Interest rates	(2,828,102)	510,284	522	(3,418,593)	82,918	413
Metals	5,882,136	(3,823,003)	674	2,154,583	(812,625)	354
Stock index	0	0	0	2,337,731	(926,563)	851
Total futures contracts	2,677,679	(9,947,966)		(2,649,029)	(2,524,642)
Options on Futures Contracts
Stock index	0	0	0	706,113	(735,950)	200
Total gain (loss) from derivatives
trading per statement of operations	$2,677,679	$(9,947,966)		$(1,942,916)	$(3,260,592)

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Trading Gains (Losses)			Trading Gains (Losses)
		Change in	Number of		Change in	Number of
Futures Contracts	Realized	Unrealized	Contracts Closed	Realized	Unrealized	Contracts Closed
Agricultural	$5,206,370	$(6,894,585)	2,397	$(6,699,285)	$(225,353)	3,509
Currencies	4,356,795	(1,094,585)	1,194	(2,600,232)	502,937	937
Energy	3,928,990	(305,483)	3,512	(1,709,848)	(3,011,861)	2,696
Interest rates	(2,324,718)	(457,673)	1,015	(2,528,173)	(1,287,419)	796
Metals	10,276,000	(4,411,166)	1,383	(2,107,206)	3,452,755	1,183
Stock index	0	0	0	3,697,682	(297,750)	1,104
Total futures contracts	21,443,437	(13,163,492)		(11,947,062)	(866,691)
Options on Futures Contracts
Stock index	0	0	0	706,113	(735,950)	200
Total gain (loss) from derivatives
trading per statement of operations	$21,443,437	$(13,163,492)		$(11,240,949)	$(1,602,641)

The number of contracts closed represents the number of contracts closed during the three and six months ended June 30, 2011 and 2010 in the applicable category.

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

The Partnership maintains its cash in a bank deposit account at Wells Fargo Bank, N.A. (formerly Wachovia Bank, N.A.), Darien, Connecticut.  Such account may, at times, exceed federally insured limits. In the event of a financial institution’s insolvency, recovery of cash on deposit may be limited to account insurance or other protection afforded such deposits.

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

The following information presents the financial highlights for Series A Limited Partners of the Partnership for the three and six months ended June 30, 2011 and 2010.  This information has been derived from information presented in the financial statements.

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Total return for Series A Limited Partners taken as a whole(1)

Total return before General Partner Profit Share allocation	(9.80)%	(8.59)%	3.82%	(18.51)%
General Partner Profit Share allocation	1.85%	0.03%	(0.23)%	0.00%

Total return after General Partner Profit Share allocation	(7.95)%	(8.56)%	3.59%	(18.51)%

Supplemental Data for Series A Limited Partners

Ratios to average net asset value:(2)
Expenses, excluding General Partner Profit Share allocation(3)	4.50%	4.63%	4.68%	4.61%
General Partner Profit Share allocation(1)	(1.36)%	(0.03)%	0.97%	0.00%

Total expenses	3.14%	4.60%	5.65%	4.61%

Net investment (loss)(3), (4)	(4.34)%	(4.46)%	(4.52)%	(4.44)%

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

During its operations for the three and six months ended June 30, 2011, the Partnership experienced no significant periods of illiquidity in any of the numerous markets traded by the General Partner.

PART I – FINANCIAL INFORMATION (CONTINUED)

Results of Operations

Performance Summary
Three Months Ended June 30, 2011

During the second quarter of 2011, the Partnership experienced net realized and unrealized gains/(losses) of $(7,293,993) from its trading operations, which is net of brokerage commissions of $23,706.  The Partnership incurred total expenses of $1,163,089, including $616,663 in Selling Agent Administrative and Service Fees, $493,676 in Management Fees (paid to the General Partner) and $52,750 in operating expenses.  The Partnership earned $40,791 in interest income and reversed $1,409,115 of previously accrued General Partner Profit Share allocation.  An analysis of trading gains and losses (not adjusted for any fees or expenses) by market sector is as follows:

Sector	% Gain (Loss)

Stock Index	0.00%
Bonds	(2.08)%
Currency	1.73%
Energy	(4.17)%
Metals	1.58%
Grains	(4.83)%

The Partnership experienced a loss in the second quarter of 2011.  The largest loss came from long positions in grains, followed closely by a loss in long positions in energy, and to a lesser extent, from a short position in U.S. Treasury bond futures.  A small gain occurred in long positions in the Australian and Canadian dollars and in long positions in metals.

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

Sector	% Gain (Loss)

Stock Index	1.77%
Bonds	(4.63)%
Currency	(3.49)%
Energy	(2.69)%
Metals	1.95%
Grains	(0.19)%

The Partnership experienced a loss in the second quarter of 2010.  The largest loss came from a short position in U.S. Treasury bonds, followed by losses in long positions in currencies and energy, and to a lesser extent long positions in grains.  Gains occurred in long positions in metals and stock index positions.

Six Months Ended June 30, 2011

During the six months ended June 30, 2011, the Partnership experienced net realized and unrealized gains of $8,226,098 from its trading operations, which is net of brokerage commissions of $53,847.  The Partnership incurred total expenses of $2,340,103, including $1,238,969 in Selling Agent Administrative and Service Fees, $991,634 in Management Fees (paid to the General Partner) and $109,500 in operating expenses.  The Partnership earned $81,924 in interest income and accrued a General Partner Profit Share allocation of $966,953.  An analysis of trading gains and losses (not adjusted for any fees or expenses) by market sector is as follows:

Sector	% Gain (Loss)

Stock Index	0.00%
Bonds	(2.57)%
Currency	3.34%
Energy	3.47%
Metals	5.51%
Grains	(1.92)%

The Partnership experienced a gain in the first six months of 2011.  The largest gain came from long positions in metals, followed by gains in long positions in energy and long positions in Australian and Canadian dollars.  Losses occurred in the short position in the U.S. Treasury bonds and long positions in grains.

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

Sector	% Gain (Loss)

Stock Index	4.96%
Bonds	(5.18)%
Currency	(2.69)%
Energy	(5.87)%
Metals	2.26%
Grains	(8.83)%

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

(b)           Not applicable.

(c)           Pursuant to the Partnership’s Limited Partnership Agreement, Limited Partners may withdraw all or part of their capital contributions and undistributed profits, if any, at the end of each calendar month.  The withdrawal by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners.  The following table summarizes the withdrawals by Limited Partners during the second calendar quarter of 2011:

Month	Withdrawal Amounts

April 30, 2011	$6,649,325
May 31, 2011	$4,718,361
June 30, 2011	$1,839,180

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

Dated: August 15, 2011

AIS FUTURES FUND IV L.P.

By:	AIS FUTURES MANAGEMENT LLC,
General Partner

By:	/s/ John Hummel
Name: John Hummel
Title: President (principal executive and principal
financial officer)