Form 10-Q
period 2011-09-30
AIS FUTURES FUND IV LP
filed 2011-11-14
CIK 1023453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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
Yes  ☐ No  ☒

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Financial Condition	2

Condensed Schedules of Investments	3-4

Statements of Operations	5

Statements of Changes in Partners’ Capital (Net Asset Value)	6

Notes to Financial Statements	7-15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	19

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 1A. Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	19

Item 4. (Removed and Reserved)	19

Item 5. Other Information	20

Item 6. Exhibits	20

Signature	21

Rule 13a–14(a)/15d–14(a) Certification

Section 1350 Certification

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

AIS FUTURES FUND IV L.P.
STATEMENTS OF FINANCIAL CONDITION
September 30, 2011 (Unaudited) and December 31, 2010 (Audited)

	September 30,	December 31,
	2011	2010
ASSETS
Equity in broker trading account
Cash	$19,144,768	$697,456
United States government securities, at fair value	66,988,427	88,149,577
Unrealized gain (loss) on open futures contracts, net	(15,190,129)	13,508,816
Interest receivable	489	1,141

Deposits with broker	70,943,555	102,356,990

Cash	25,030	17,227

Total assets	$70,968,585	$102,374,217

LIABILITIES
Accounts payable	$124,082	$94,504
Commissions and other trading fees on open contracts payable	15,540	18,750
Management fee payable	107,924	164,660
Selling agent administrative and service fee payable	166,240	230,239
Subscriptions received in advance	25,000	17,197
Redemptions payable	661,043	4,717,000

Total liabilities	1,099,829	5,242,350

PARTNERS' CAPITAL (Net Asset Value)
General Partner - Series B	338,182	392,355
Limited Partners - Series A	69,530,574	96,739,512

Total partners' capital (Net Asset Value)	69,868,756	97,131,867

	$70,968,585	$102,374,217

See accompanying notes.

AIS FUTURES FUND IV L.P.
CONDENSED SCHEDULE OF INVESTMENTS
September 30, 2011 (Unaudited)

UNITED STATES GOVERNMENT SECURITIES*

Face Value	Maturity Date	Description	Fair Value	% of Net Asset Value

$6,500,000	10/06/11	U.S. Treasury Bills	$6,499,870	9.30%
1,500,000	10/20/11	U.S. Treasury Bills	1,499,917	2.15%
12,000,000	12/01/11	U.S. Treasury Bills	11,998,140	17.17%
10,000,000	12/08/11	U.S. Treasury Bills	9,998,323	14.31%
10,500,000	12/29/11	U.S. Treasury Bills	10,497,703	15.02%
4,000,000	01/12/12	U.S. Treasury Bills	3,999,796	5.73%
2,000,000	01/19/12	U.S. Treasury Bills	1,999,506	2.86%
8,000,000	01/26/12	U.S. Treasury Bills	7,996,722	11.45%
6,000,000	02/09/12	U.S. Treasury Bills	5,998,936	8.59%
1,500,000	02/16/12	U.S. Treasury Bills	1,499,999	2.15%
4,000,000	02/23/12	U.S. Treasury Bills	3,999,675	5.72%
1,000,000	03/01/12	U.S. Treasury Bills	999,840	1.43%

		Total United States government securities
		(cost - $66,972,338)	$66,988,427	95.88%

LONG FUTURES CONTRACTS

No. of Contracts	Description		Fair Value	% of Net Asset Value

	Agricultural		$(3,959,154)	(5.67)%
	Currencies		(2,599,035)	(3.72)%
	Energy		(2,850,819)	(4.08)%
	Metals
84	Silver, expires 12/2011		(3,651,609)	(5.23)%
	Other		(2,129,512)	(3.04)%

	Total long futures contracts		$(15,190,129)	(21.74)%

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

See accompanying notes.

AIS FUTURES FUND IV L.P.
STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2011 and 2010 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
TRADING GAINS (LOSSES)
Realized	$866,929	$(972,216)	$22,310,366	$(12,213,165)
Change in unrealized	(15,535,453)	16,948,567	(28,698,945)	15,345,926
Brokerage commissions	(21,378)	(26,130)	(75,225)	(72,401)

Total trading gains (losses)	(14,689,902)	15,950,221	(6,463,804)	3,060,360

NET INVESTMENT (LOSS)
Income
Interest income	25,327	32,262	107,251	89,760

Expenses
Selling agent administrative and service fee	542,635	418,739	1,781,604	1,238,408
Management fee	433,302	337,509	1,424,936	986,600
Operating expenses	53,088	61,520	162,588	185,020

Total expenses	1,029,025	817,768	3,369,128	2,410,028

Net investment (loss)	(1,003,698)	(785,506)	(3,261,877)	(2,320,268)

NET INCOME (LOSS)	(15,693,600)	15,164,715	(9,725,681)	740,092

Less: General Partner
Profit Share allocation	(541,358)	122,639	425,595	124,120

Net income (loss) for pro rata allocation to all partners	$(15,152,242)	$15,042,076	$(10,151,276)	$615,972

See accompanying notes.

AIS FUTURES FUND IV L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
For the Nine Months Ended September 30, 2011 and 2010 (Unaudited)

	Partners' Capital
	Series B -	Series A -
	General	Limited
	Partner	Partners	Total

Balances at December 31, 2010	$392,355	$96,739,512	$97,131,867

Net income (loss) for the nine months ended September 30, 2011:
General Partner Profit Share allocation	425,595	0	425,595
Pro rata allocation to all partners	(54,173)	(10,097,103)	(10,151,276)

Subscriptions	0	1,865,197	1,865,197

Redemptions	(425,595)	(18,977,032)	(19,402,627)

Balances at September 30, 2011	$338,182	$69,530,574	$69,868,756

Balances at December 31, 2009	$261,382	$77,544,130	$77,805,512

Net income for the nine months ended September 30, 2010:
General Partner Profit Share allocation	1,778	0	1,778
Pro rata allocation to all partners	13,367	602,605	615,972

Subscriptions	0	3,037,642	3,037,642

Redemptions	(1,778)	(7,137,912)	(7,139,690)

Balances at September 30, 2010	$274,749	$74,046,465	$74,321,214

See accompanying notes.

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	General Description of the Partnership

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

The Partnership applies the provisions of Codification Topics 740, Income Taxes; and 835, Interest, which prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements.  This accounting standard requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority.  Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax expense in the current year.  The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense.  The General Partner has concluded there is no tax expense or interest expense related to uncertainties in income tax positions for either of the three or nine months ended September 30, 2011 and 2010.

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

The Partnership offers two Series of Interests.  The Series A Interests are available to all qualified investors, subject to applicable conditions and restrictions.  The Series B Interests are available for sale to the General Partner and its principals.  The Partnership accounts for subscriptions, allocations and redemptions on a per partner capital account basis.  Income or loss, prior to the Management Fee, Selling Agent Administrative and Service Fee and General Partner Profit Share allocation, is allocated pro rata to the capital accounts of all partners.  Each Series A Limited Partner is then charged their applicable Management Fee and Selling Agent Administrative and Service Fee.  The General Partner Profit Share allocation applicable to each Series A Limited Partner is then allocated to the General Partner’s capital account from the Series A Limited Partner’s capital account at the end of each calendar year or upon redemption by a Series A Limited Partner.  The Partnership accrues as a liability the General Partner Profit Share allocation for interim periods during which the General Partner Profit Share allocation is not yet allocable to the General Partner’s capital account in accordance with the terms of the Limited Partnership Agreement.  Such accrual is subject to partial or complete reversal until a condition for allocation to the General Partner’s capital account is met, at which time the applicable amount of the accrual is reversed and allocated to the General Partner’s capital account.  At September 30, 2010, there was an accrual of the liability for the General Partner Profit Share of $122,342.

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

The financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP may be omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary that were of a normal and recurring nature and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three and nine months ended September 30, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

During the three and nine months ended September 30, 2011 and 2010, certain Series A Limited Partners were charged Management Fees at a rate lower than described above, to offset the effect of the additional 1.5% per annum Selling Agent Administrative and Service Fee described in Note 3.  Accordingly, for the three months ended September 30, 2011 and 2010, Management Fees were reduced by approximately $11,400 and $6,000, respectively.  For the nine months ended September 30, 2011 and 2010, Management Fees were reduced by approximately $33,200 and $26,600, respectively.

The General Partner has paid all organizational and offering costs and will not be reimbursed therefore.

Note 3.	SELLING AGENT ADMINISTRATIVE AND SERVICE FEES

Certain Series A Limited Partners that were solicited by Selling Agents are charged a Selling Agent Administrative and Service Fee (the Service Fee) equal to 1/12 of 2.5% (2.5% annually) of each Series A Limited Partner’s month-end Net Assets, as defined, sold by them which remain outstanding as of each month-end.  The Selling Agents may pass on a portion of the Service Fee to its investment executives.  In the event the Service Fee is no longer payable to a Selling Agent, the relevant Limited Partner who was solicited by such Selling Agent will no longer be charged the Service Fee.  For the three and nine months ended September 30, 2011 and 2010, certain Limited Partners were not subject to the Service Fee.  The Service Fee is accrued and expensed as incurred.

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

Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner.  A selling commission of up to 2% of the subscription amount may be deducted from the subscription proceeds and paid to the applicable Selling Agent, if any.  For the three and nine months ended September 30, 2011 and 2010, there were no selling commissions charged to Series A Limited Partners.  Series A Limited Partner subscriptions, as presented in the statement of changes in partners’ capital (net asset value), are net of such selling commissions, if any.

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

For U.S. government securities, which are categorized as Level 2 fair value measurements at September 30, 2011 and December 31, 2010, fair value is determined as cost plus accrued interest, which represents an income approach to fair value measurement.

The following tables summarize the Partnership’s assets and liabilities accounted for at fair value at September 30, 2011 and December 31, 2010 using the fair value hierarchy:

	September 30, 2011
Description	Level 1	Level 2	Level 3	Total

Assets
Futures contracts(1)	$129,903	$0	$0	$129,903
U.S. Treasury bills	0	66,988,427	0	66,988,427

Total assets	$129,903	$66,988,427	$0	$67,118,330

Liabilities
Futures contracts(1)	$(15,320,032)	$0	$0	$(15,320,032)

	December 31, 2010
Description	Level 1	Level 2	Level 3	Total

Assets
Futures contracts(1)	$13,514,066	$0	$0	$13,514,066
U.S. Treasury bills	0	88,149,577	0	88,149,577

Total assets	$13,514,066	$88,149,577	$0	$101,663,643

Liabilities
Futures contracts(1)	$(5,250)	$0	$0	$(5,250)

(1)      See Note 7. for the fair value of each type of contract within this category.

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 7.	DERIVATIVES

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

The following tables present the fair value of derivative contracts at September 30, 2011 and December 31, 2010.  The fair value of futures contracts is presented as an asset if in a gain position and a liability if in a loss position.  Fair value is presented on a gross basis in the tables below even though the futures contracts qualify for net presentation in the statements of financial condition.

	September 30, 2011
Futures contracts	Assets	Liabilities	Net

Agricultural	$14,206	$(3,973,360)	$(3,959,154)
Currencies	0	(2,599,035)	(2,599,035)
Energy	70,386	(2,921,205)	(2,850,819)
Metals	45,311	(5,826,432)	(5,781,121)

Total gross fair value of derivatives	$129,903	$(15,320,032)	$(15,190,129)

	December 31, 2010
Futures contracts	Assets	Liabilities	Net

Agricultural	$6,380,557	$0	$6,380,557
Currencies	1,485,000	0	1,485,000
Energy	1,272,672	0	1,272,672
Interest rates	682,665	(5,250)	677,415
Metals	3,693,172	0	3,693,172

Total gross fair value of derivatives	$13,514,066	$(5,250)	$13,508,816

Within the statements of financial condition, the fair value of futures contracts is reflected as unrealized gain (loss) on open futures contracts, net.

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 7.	DERIVATIVES (CONTINUED)

The following presents the Partnership’s derivative trading results and information related to the volume of the Partnership’s derivative activity for the three and nine months ended September 30, 2011 and 2010.  The below captions of “Realized” and “Change in unrealized” correspond to the captions in the statements of operations.

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	Trading Gains (Losses)			Trading Gains (Losses)
		Change in	Number of		Change in	Number of
Futures Contracts	Realized	Unrealized	Contracts Closed	Realized	Unrealized	Contracts Closed

Agricultural	$149,645	$(3,445,126)	181	$772,815	$6,023,930	151
Currencies	(2,036,461)	(2,989,450)	730	1,841,088	1,719,176	468
Energy	(4,840,858)	(3,818,008)	1,809	(3,830,767)	3,215,000	1,636
Interest rates	(1,441,160)	(219,742)	318	0	0	0
Metals	4,151,351	(5,063,127)	440	(226,930)	5,254,511	361
Stock index	4,884,412	0	768	0	0	0

Total futures contracts	866,929	(15,535,453)		(1,443,794)	16,212,617

Options on Futures Contracts

Stock index	0	0	0	471,578	735,950	164

Total gain (loss) from derivatives trading per statement of operations	$866,929	$(15,535,453)		$(972,216)	$16,948,567

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	Trading Gains (Losses)			Trading Gains (Losses)
		Change in	Number of		Change in	Number of
Futures Contracts	Realized	Unrealized	Contracts Closed	Realized	Unrealized	Contracts Closed

Agricultural	$5,356,015	$(10,339,711)	2,578	$(5,926,470)	$5,798,577	3,660
Currencies	2,320,334	(4,084,035)	1,924	(759,144)	2,222,113	1,405
Energy	(911,868)	(4,123,491)	5,321	(5,540,615)	203,139	4,332
Interest rates	(3,765,878)	(677,415)	1,333	(2,528,173)	(1,287,419)	796
Metals	14,427,351	(9,474,293)	1,823	(2,334,136)	8,707,266	1,544
Stock index	4,884,412	0	768	3,697,682	(297,750)	1,104

Total futures contracts	22,310,366	(28,698,945)		(13,390,856)	15,345,926

Options on Futures Contracts

Stock index	0	0	0	1,177,691	0	364

Total gain (loss) from derivatives trading per statement of operations	$22,310,366	$(28,698,945)		$(12,213,165)	$15,345,926

The number of contracts closed represents the number of contracts closed during the three and nine months ended September 30, 2011 and 2010 in the applicable category.

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

The following information presents the financial highlights for Series A Limited Partners of the Partnership for the three and nine months ended September 30, 2011 and 2010.  This information has been derived from information presented in the financial statements.

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total return for Series A Limited Partners taken as a whole(1)
Total return before General Partner Profit
Share allocation	(19.68)%	24.81%	(16.61)%	1.70%
General Partner Profit Share allocation	1.91%	(0.20)%	1.79%	(0.16)%
Total return after General Partner
Profit Share allocation	(17.77)%	24.61%	(14.82)%	1.54%
Supplemental Data for Series A Limited Partners
Ratios to average net asset value:(2)
Expenses, excluding General Partner Profit
Share allocation(3)	4.39%	5.16%	4.59%	4.78%
General Partner Profit Share allocation(1)	(0.58)%	0.19%	0.43%	0.18%
Total expenses	3.81%	5.35%	5.02%	4.96%
Net investment (loss)(3), (4)	(4.28)%	(4.95)%	(4.44)%	(4.60)%

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

During its operations for the three and nine months ended September 30, 2011, the Partnership experienced no significant periods of illiquidity in any of the numerous markets traded by the General Partner.

PART I – FINANCIAL INFORMATION (CONTINUED)

Results of Operations

Performance Summary

Three Months Ended September 30, 2011

During the third quarter of 2011, the Partnership experienced net realized and unrealized gains/(losses) of $(14,689,902) from its trading operations, which is net of brokerage commissions of $21,378.  The Partnership incurred total expenses of $1,029,025, including $542,635 in Selling Agent Administrative and Service Fees, $433,302 in Management Fees (paid to the General Partner) and $53,088 in operating expenses.  The Partnership earned $25,327 in interest income and reversed $541,358 of previously accrued General Partner Profit Share allocation.  An analysis of trading gains and losses (not adjusted for any fees or expenses) by market sector is as follows:

Sector	% Gain (Loss)

Stock Index	5.30%
Bonds	(1.89)%
Currency	(4.85)%
Energy	(8.47)%
Metals	(0.53)%
Grains	(3.23)%

The Partnership experienced a loss in the third quarter of 2011.  The largest loss came from long positions in energy, followed by a loss in long positions in Australian and Canadian dollars, a loss in the long position in grains, a loss in a short position in U.S. Treasury bond futures, and a small loss in the long position in metals.  A gain occurred in a short position in the S&P 500.

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

The Partnership experienced gains in the third quarter of 2010.  The largest gain came from long positions in grains, followed by long positions in metals, gains in long positions in foreign currencies (Australian and Canadian dollars), and to a lesser extent, a long position in the S&P 500.  A small loss occurred in long positions in the energy markets.  The Partnership had no position in U.S. Treasury bond futures contracts.

PART I – FINANCIAL INFORMATION (CONTINUED)

Nine Months Ended September 30, 2011

During the nine months ended September 30, 2011, the Partnership experienced net realized and unrealized gains/(losses) of $(6,463,804) from its trading operations, which is net of brokerage commissions of $75,225.  The Partnership incurred total expenses of $3,369,128, including $1,781,604 in Selling Agent Administrative and Service Fees, $1,424,936 in Management Fees (paid to the General Partner) and $162,588 in operating expenses.  The Partnership earned $107,251 in interest income and accrued a General Partner Profit Share allocation of $425,595.  An analysis of trading gains and losses (not adjusted for any fees or expenses) by market sector is as follows:

Sector	% Gain (Loss)

Stock Index	5.30%
Bonds	(4.41)%
Currency	(1.68)%
Energy	(5.30)%
Metals	4.95%
Grains	(5.09)%

The Partnership experienced a loss in the first nine months of 2011.  The largest loss came from long positions in energy, followed by long positions in grains, a short position in U.S. Treasury bonds and long positions in Australian and Canadian dollars.  Gains were achieved from a short position in the S&P 500 and long positions in metals.

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

The Partnership had strong gains for the first nine months of 2010 primarily due to gains in the third quarter of 2010.  The largest gains came from long positions in metals and to both short and long positions in the S&P 500.  In addition, profits were also generated by long positions in both the Australian and Canadian dollar.

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

(b)           Not applicable.

(c)           Pursuant to the Partnership’s Limited Partnership Agreement, Limited Partners may withdraw all or part of their capital contributions and undistributed profits, if any, at the end of each calendar month.  The withdrawal by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners.  The following table summarizes the withdrawals by Limited Partners during the third calendar quarter of 2011:

Month	Withdrawal Amounts
July 31, 2011	$882,301.72
August 31, 2011	$453,790.53
September 30, 2011	$661,043.44

Item 3:  Defaults Upon Senior Securities

(a)           None.

(b)           None.

Item 4:  (Removed and Reserved)

PART II - OTHER INFORMATION (CONTINUED)

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

Dated: November 14, 2011

AIS FUTURES FUND IV L.P.

By:	AIS FUTURES MANAGEMENT LLC,
General Partner

By:	/s/ John Hummel
Name: John Hummel
Title: President (principal executive and principal
financial officer)