Form 10-K
period 2011-12-31
AIS FUTURES FUND IV LP
filed 2012-03-27
CIK 1023453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

(203)563-1180

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Limited Partnership Interests

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes☐  No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes☐  No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes☒  No☐

Indicate by check mark whether the registrant has submitted electronically or posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes☐  No☒

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

As of February 29, 2012, the aggregate net asset value of the Partnership was $76,746,813.

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

General

The Partnership was organized to engage in speculative trading of Futures Contracts (as defined above). AIS has authority over the Partnership’s assets to trade in the futures and forward markets. Newedge USA, LLC and ADM Investor Services, Inc. (together, the “Commodity Brokers”) currently serve as the Partnership’s commodity brokers.

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

Regulation

Under the Commodity Exchange Act, as amended (the “CEA”), commodity exchanges and futures trading are subject to regulation by the CFTC.  NFA, a “registered futures association” under the CEA, is the only non-exchange self-regulatory organization for futures industry professionals.  The CFTC has delegated to NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons and “floor brokers” and “floor traders.”  The CEA requires commodity pool operators and commodity trading advisors, such as the General Partner, and commodity brokers or futures commission merchants, such as the Commodity Brokers to be registered and to comply with various reporting and record keeping requirements.  The CFTC may suspend a commodity pool operator’s or trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations.  In the event that the registration of the General Partner as a commodity pool operator or a commodity trading advisor were terminated or suspended, the General Partner would be unable to continue to manage the business of the Partnership.  Should the General Partner’s registration be suspended, termination of the Partnership might result.

In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long or net short position which any person may hold or control in particular commodities.  Most exchanges also limit the changes in futures contract prices that may occur during a single trading day. In October 2011, the CFTC adopted a separate position limits regime for 28 so-called “exempt” (i.e. metals and energy) and agricultural futures and options contracts and their economically equivalent swap contracts. Position limits in spot months are proposed to be 25% of the official estimated deliverable supply of the underlying commodity and in a non-spot month a percentage of the average aggregate 12-month rolling open interest in all months (swaps and futures) for each contract. The General Partner believes that the adopted limits are sufficiently large that they should not restrict the Partnership’s trading strategy.

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

(ii)              Interest Income

Substantially all of the proceeds from the sale of Interests are deposited in the Partnership’s accounts with the Commodity Brokers and Wells Fargo Bank, N.A. in Greenwich, Connecticut (“Wells Fargo”) and are held in cash or in U.S. Treasury bills in accordance with CFTC regulations and are available to support the Partnership’s trading. Approximately 30% to 60% of the Partnership’s assets is expected to be held in the Partnership’s name at Wells Fargo, although the actual percentage may be greater than or less than the expected range at any time. The balance of the Partnership’s assets will be held in segregated or secured amount accounts at the Commodity Brokers. Notwithstanding the foregoing, the Partnership may, in the General Partner’s sole discretion, hold all or substantially all of it’s assets with the Commodity Brokers, although it does not currently expect to do so. All interest income earned on the Partnership’s assets, in accounts with both the Commodity Brokers and Wells Fargo, accrues to the benefit of the Partnership.

AIS may trade foreign futures contracts on behalf of the Partnership. In connection with such trading, certain Partnership funds may be kept on deposit in accounts inside or outside the United States with entities eligible to act as depositories under the CFTC regulations governing foreign futures trading. The Commodity Brokers obtain from each such depository an acknowledgment that such funds are held on behalf of foreign futures customers and are being held in accordance with applicable CFTC regulations. The interest, if any, earned by the Partnership on such funds varies depending upon the specific foreign futures contracts traded on behalf of the Partnership.

(e)	Charges

Recipient	Nature of Payment	Amount of Payment

Various service providers	Administrative expenses	The Partnership pays its routine legal, accounting and filing fees, operating expenses and other administrative costs as incurred. These costs are currently estimated at between $200,000 and $250,000 per year, although they may exceed this level. The Partnership will pay any taxes or extraordinary expenses applicable to it, but these are not expected to be material.

General Partner	Profit Share	The General Partner receives an annual Profit Share equal to 20% of any New Trading Profit realized on Series A Interests payable at the end of each calendar year. New Trading Profit is calculated on a “high water mark” basis with respect to each Limited Partner so that a Limited Partner is charged a Profit Share only on the amount of trading profits allocated to such Limited Partner that exceed the previous high point in trading profit allocated to such limited partner since a Profit Share was last charged. Because Limited Partners purchase Interests at different times, they may recognize different amounts of New Trading Profit.

General Partner	Management Fee	Series A Interests pay the General Partner a monthly Management Fee equal to 1/12 of 2% of month-end Net Assets (a 2% annual rate).

The Commodity Brokers and other executing brokers	Brokerage Commissions	The Partnership pays to the Commodity Brokers brokerage commissions and certain other trading expenses incurred in connection with the Partnership’s futures trading. The Partnership pays to the Commodity Brokers up to $8 per “round turn” trade, which includes all exchange, clearing, give up and NFA fees. If the Partnership uses an executing broker other than the Commodity Brokers it pays up to $1.50 for trade execution. The Partnership is charged half of these round-turn rates on each purchase and sale of futures options. When an option is exercised and a futures position is acquired, the full round-turn rate is charged on that position. There is no charge when an option expires. The General Partner estimates that the annual brokerage commission expenses will, in the aggregate, range from 0.10% to 1.20% of the Partnership’s average month-end Net Assets, but such expenses may exceed this estimate under certain circumstances. If the Partnership engages in forward trading, the Partnership would typically be charged a bid/ask spread which is embedded in the price quoted by the forward contract counterparty and is thus unquantifiable.

Selling Agents	Selling Agent Administrative and Service Fee	Series A Interests purchased by Limited Partners that were solicited by selling agents (collectively, the “Selling Agents”) will pay to the respective Selling Agent a Selling Agent Administrative and Service Fee (the “Service Fee”) equal to 1/12 of 2.5% (a 2.5% annual rate) of the month-end Net Asset Value of the Series A Interests sold by them which remain outstanding as of each month-end. The Selling Agent may pass on a portion of such Service Fees to its investment executives. The General Partner may also pay a portion of its Management Fee to the Selling Agents as additional sales compensation in respect of the Interests sold by the Selling Agents.

Recipient	Nature of Payment	Amount of Payment

Various Selling Agents	Upfront selling commissions	A selling commission of up to 2% of the subscription amount may be deducted from the subscription proceeds and paid to the applicable Selling Agent, if any.

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

Item 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5: market for registrant’s common equity, related stockholder matters and issuer purchaseS of equity securities

(a)	Market information

There is no trading market for the Interests, and none is likely to develop. Interests may be redeemed or transferred subject to the conditions imposed by the Limited Partnership Agreement.

(b)	Holders

As of February 29, 2012, there were 781 holders of Interests.

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

The following table summarizes Limited Partner redemptions during the fourth calendar quarter of 2011:

Month Ended	Amount Redeemed

October 31, 2011	$467,005
November 30, 2011	2,007,410
December 31, 2011	1,065,849
Total	$3,540,264

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

The Partnership’s assets are generally held as cash or cash equivalents which are used to margin the Partnership’s futures positions and are withdrawn, as necessary, to pay redemptions and expenses.  Other than potential market-imposed  limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading, the Partnership’s assets are highly liquid and are expected to remain so.  During its operations through December 31, 2011, the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the General Partner on behalf of the Partnership.

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

Financial assets and liabilities recorded on the statements of financial condition at December 31, 2011 and December 31, 2010 are categorized as Level 1 and Level 2 based on the inputs to the valuation techniques.  Level 1 denotes fair value is based on unadjusted quoted prices for identical assets or liabilities in an active market that the Partnership has the ability to access.  Level 2 denotes fair value is based on observable inputs other than quoted market prices that the Partnership has the ability to access.

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

2011

During 2011, the Partnership achieved a net realized and unrealized loss of $1,623,344 from its trading operations, which is net of brokerage commissions of $87,389.  The Partnership incurred total expenses of $4,224,997 including $2,235,282 in Selling Agent Administrative and Service Fees, $1,796,627 in Management Fees (paid to the General Partner) and $193,088 in operating expenses.  The Partnership earned $118,806 in interest income and allocated a Profit Share of $425,595 to the General Partner.  An analysis of trading gains and losses (not adjusted for any fees or expenses) by market sector is as follows:

Sector	% Gain (Loss)

Stock Index	5.30%
Bonds	(4.41)%
Currency	1.50%
Energy	(0.78)%
Metals	3.54%
Grains	(4.59)%

The Partnership experienced a moderate loss in 2011 as three of the six asset classes traded generated losses. The largest loss came from long positions in grains, followed closely by short positions in Treasury bonds and to a lesser extent by long positions in energy. Long positions in metals, short positions in stock index futures and long positions in the Australian and Canadian dollars produced gains, partially offsetting losses in the other sectors.

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

AIS has assessed the effectiveness of its internal control over the financial reporting with respect to the Partnership as of December 31, 2011. In making this assessment, AIS used the general framework set out in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on its assessment, management of AIS has concluded that, as of December 31, 2011, its internal control over financial reporting with respect to the Partnership is effective.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in the General Partner’s internal control over financial reporting during the period ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

The trading principals of the General Partner and their business backgrounds are as follows.

John Hummel, age 65, has been the President, Treasurer and Director of AIS since its inception. Mr. Hummel has been a member, associated person and principal of AIS since May 1990. Mr. Hummel has been a research analyst and portfolio manager in the securities field since June 1967 and has traded commodities for his personal account since February 1981 and for customers since June 1983. Mr. Hummel has also been, since its inception in September 1993, the President and a Director, member, associated person and principal of AIS Capital Management LLC (“AIS Capital Management”) and its predecessor, AIS Capital Management, Inc., a registered commodity pool operator and investment adviser. Mr. Hummel currently serves as the portfolio manager of AIS Balanced Fund L.P. (formerly Cowen Premier Balanced Fund L.P.), AIS Capital Growth Fund, L.P., and AIS Gold Fund L.P., the general partner of each of which is AIS Capital Management. From May 1990 until March 31, 1993, Mr. Hummel was affiliated with Cowen & Company, a broker-dealer and investment adviser formed in 1918 which is a member of the New York Stock Exchange and all other principal United States exchanges. At Cowen & Company, Mr. Hummel was directly responsible for managing individual and institutional stock and bond portfolios. From June 1987 until July 1990, Mr. Hummel was affiliated with Matuschka & Co. L.P. (formerly Matuschka Moser Partners L.P.), a United States affiliate of The Matuschka Group, a privately-owned investment firm headquartered in Germany, where he was directly responsible for managing individual and institutional stock and bond portfolios. Also during such time, Mr. Hummel was affiliated with Matuschka Moser Futures Management Corporation from June 1987 until October 1990 where he acted as a portfolio manager with respect to futures trading. Prior to joining Matuschka & Co. L.P. in June 1987, Mr. Hummel was a Managing Director of Mitchell Hutchins Asset Management, Inc., at the time a subsidiary of PaineWebber Inc. (which was later acquired by UBS Global Asset Management US Inc.), where he had been responsible for individual and institutional investment portfolios since January 1977. Mr. Hummel directed the trading of Mitchell Hutchins Futures Fund, Ltd. from its inception in December 1983 through June 1987. From April 1976 to December 1976, Mr. Hummel worked for Reynolds Securities, Inc. in Milwaukee, Wisconsin. From June 1969 to April 1976, Mr. Hummel served as President of Asset Management Corporation, an investment advisory firm which he helped organize. From June 1967 to June 1969, Mr. Hummel worked as a research analyst for Robert W. Baird & Co., a brokerage firm in Milwaukee, Wisconsin. Mr. Hummel received a B.S. degree in investment management from Northwestern University in 1967.

Bradley C. Stern, age 44, is the Vice President of AIS and of AIS Capital Management. Mr. Stern has been a member and associated person of AIS since March 1993, a member and associated person of AIS Capital Management since March 2004 and a principal of both AIS and AIS Capital Management since November 1993. Mr. Stern graduated from Emory University in with a B.B.A. degree and did post graduate work in finance at New York University in 1991 and 1992. From September 1988 to April 1989, he was an account executive with Winston Resources, a recruiting firm. From April 1989 to September 1989, he worked as a liaison between retail brokers and insurance companies regarding such insurance products as annuities, term life and whole life insurance at Thomson McKinnon Securities Inc., a registered broker-dealer. From September 1989 through March 1993, Mr. Stern was an Assistant Portfolio Manager at Cowen & Company, a broker-dealer and investment adviser formed in 1918 which is a member of the New York Stock Exchange and all other principal United States exchanges, and his responsibilities increased during his time there to include acting as a Trading Analyst for Cowen & Company. In March 1993, Mr. Stern left Cowen & Company with Mr. Hummel to join AIS and has been with AIS since that time.

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

Item 12: Security Ownership of Certain Beneficial Owners and Management and related stockholder matters

(a)	Securities authorized for issuance under equity compensation plans

None.

(b)	Security ownership of certain beneficial owners

As of February 29, 2012, the General Partner knows of the following persons who own beneficially more than 5% of the Partnership’s Interests as follows:

Name and Address	Value of Interests held	Percentage Ownership

City of Meriden Police and Fire Fund H 142 East Main Street Meriden, CT 06108	$8,863,321	11.55%

City of Meriden Employees Fund M 142 East Main Street Meriden, CT 06108	$10,710,139	13.96%

All of the Partnership’s general partner interest is held by AIS Futures Management LLC.

(c)	Security Ownership of Management

The Partnership has no officers or directors. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner, which has discretionary authority over the Partnership’s trading. As of February 29, 2012, the General Partner’s interest in the Partnership was valued at $413,764, which constituted 0.54% of the Partnership’s total assets.

As of February 29, 2012, no director, executive officer or member of the General Partner beneficially owned Interests in the Partnership.

(d)	Changes in Control

There have been no changes in control of the Partnership.

Item 13: Certain Relationships and Related Transactions, and Director Independence

See “Item 11: Executive Compensation” and “Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” The Partnership paid the General Partner $1,796,267 in Management Fees for the year ended December 31, 2011. The Partnership allocated to the General Partner $425,595 in Profit Shares for the year ended December 31, 2011. The General Partner’s interest in the Partnership showed an allocation of a loss of $31,162 for the year ended December 31, 2011. The Management Fees and Profit Shares paid by the Partnership to AIS were not negotiated and are higher than they would have been had they been the result of arm’s-length bargaining.

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

Item 14: principal accounting fees and services

The following table sets forth the fees billed to the Partnership for professional audit services and professional tax services provided by Arthur F. Bell, Jr. & Associates, L.L.C., the Partnership’s independent registered public accountant for 2011 and 2010, for the audit of the Partnership’s annual financial statements and filing of the Partnership’s annual income tax returns for the years ended December 31, 2011 and 2010, respectively.

Arthur F. Bell, Jr. & Associates, L.L.C.

FEE CATEGORY	2011	2010

Audit Fees(1)	$71,634	$70,556
Audit-Related Fees	-	-
Tax Fees(2)	$16,000	$15,101
All Other Fees	-	-

TOTAL FEES	$87,634	$85,657

(1)	Audit fees consist of fees for professional services rendered for the audit of the Partnership’s financial statements and review of financial statements included in the Partnership’s quarterly reports.

(2)	Tax fees consist of fees for the preparation of the Partnership’s U.S. federal and required state tax returns. The entire amount of such fees were pre-approved by the principals of AIS.

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

The following financial statements are included herewith, beginning following the Index to Financial Statements appearing after the signature page hereof, and are incorporated into Item 8:

•	Statements of Financial Condition at December 31, 2011 and 2010;

•	Condensed Schedule of Investments at December 31, 2011;

•	Condensed Schedule of Investments at December 31, 2010;

•	Statements of Operations For the Years Ended December 31, 2011 and 2010; and

•	Statements of Changes in Partners’ Capital (Net Asset Value) For the Years Ended December 31, 2011 and 2010.

(b)	Exhibits

The following documents (unless otherwise indicated) are filed herewith and made part of this registration statement.

Exhibit Designation	Description

*3.1	Certificate of Formation of AIS Futures Fund IV L.P.

**4.2	Fourth Amended and Restated Limited Partnership Agreement of AIS Futures Fund IV L.P., dated as of March 1, 2008

***10.1	Customer Agreement between Calyon Financial Inc. and AIS Futures Fund IV L.P.

31.01	Rule 13a-14(a)/15d-14(a) Certification

32.01	Section 1350 Certification

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

Dated: March 27, 2012

AIS FUTURES FUND IV L.P.

By: AIS FUTURES MANAGEMENT LLC

	By:	/s/ John Hummel
Name: John Hummel
Title: President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the registrant and in the capacities and on the date indicated.

Dated: March 27, 2012

	By:	/s/ John Hummel
Name: John Hummel
Title: Executive Officer, Principal Financial Officer and majority of the board of directors, or equivalent thereof, of AIS Futures Management LLC

INDEX TO FINANCIAL STATEMENTS

AIS Futures Fund IV L.P. Annual Report, December 31, 2011

Report of Independent Registered Public Accounting Firm	F-2

Statements of Financial Condition at December 31, 2011 and 2010	F-3

Condensed Schedule of Investments at December 31, 2011	F-4

Condensed Schedule of Investments at December 31, 2010	F-5

Statements of Operations For the Years Ended December 31, 2011 and 2010	F-6

Statements of Changes in Partners’ Capital (Net Asset Value) For the Years Ended December 31, 2011 and 2010	F-7

Notes to Financial Statements	F-8 – F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

AIS Futures Fund IV L.P.

We have audited the accompanying statements of financial condition of AIS Futures Fund IV L.P., including the condensed schedules of investments, as of December 31, 2011 and 2010, and the related statements of operations and changes in partners’ capital (net asset value) for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AIS Futures Fund IV L.P. as of December 31, 2011 and 2010, and the results of its operations and the changes in its net asset values for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Arthur F. Bell, Jr. & Associates, L.L.C.

Hunt Valley, Maryland

March 7, 2012

AIS FUTURES FUND IV L.P.

STATEMENTS OF FINANCIAL CONDITION

December 31, 2011 and 2010

	2011	2010
ASSETS
Equity in futures broker trading account
Cash	$1,392,243	$697,456
United States government securities	13,997,799	88,149,577
Unrealized gain on open futures contracts, net	1,422,920	13,508,816
Interest receivable	321	1,141

Deposits with futures broker	16,813,283	102,356,990

Cash	10,526,453	17,227
United States government securities	55,493,813	0

Total assets	$82,833,549	$102,374,217

LIABILITIES
Cash deficit at securities broker	$10,497,556	$0
Accounts payable	115,772	94,504
Commissions and other trading fees on open contracts payable	8,862	18,750
Management fee payable	119,074	164,660
Selling agent administrative and service fee payable	167,386	230,239
Subscriptions received in advance	25,000	17,197
Redemptions payable	1,065,849	4,717,000

Total liabilities	11,999,499	5,242,350

PARTNERS' CAPITAL (Net Asset Value)
General Partner - Series B	361,193	392,355
Limited Partners - Series A	70,472,857	96,739,512

Total partners' capital (Net Asset Value)	70,834,050	97,131,867

	$82,833,549	$102,374,217

See accompanying notes.

AIS FUTURES FUND IV L.P.

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2011

UNITED STATES GOVERNMENT SECURITIES*

Face Value	Maturity Date	Description	Fair Value	% of Net Asset Value

$1,000,000	01/12/12	U.S. Treasury Bills	$999,989	1.41%
2,000,000	01/19/12	U.S. Treasury Bills	1,999,915	2.82%
8,000,000	01/26/12	U.S. Treasury Bills	7,999,278	11.29%
6,000,000	02/09/12	U.S. Treasury Bills	5,999,678	8.47%
4,000,000	02/23/12	U.S. Treasury Bills	3,999,880	5.65%
1,000,000	03/01/12	U.S. Treasury Bills	999,936	1.41%
8,000,000	04/05/12	U.S. Treasury Bills	7,999,573	11.29%
7,000,000	04/19/12	U.S. Treasury Bills	6,999,145	9.88%
10,500,000	05/31/12	U.S. Treasury Bills	10,498,227	14.82%
10,000,000	06/07/12	U.S. Treasury Bills	9,998,797	14.12%
12,000,000	06/28/12	U.S. Treasury Bills	11,997,194	16.94%

		Total United States government securities
		(cost - $69,483,509)	$69,491,612	98.10%

LONG FUTURES CONTRACTS**

Description	Fair Value	% of Net Asset Value

Agricultural	$1,732,665	2.45%
Currencies	735,374	1.04%
Energy	807,114	1.14%
Metals	(1,852,233)	(2.62)%

Total long futures contracts	$1,422,920	2.01%

*	Includes $14,000,000 face value with a fair value of $13,997,799 pledged as collateral for the trading of futures and options on futures contracts.
**	No individual futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

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

See accompanying notes.

AIS FUTURES FUND IV L.P.

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2011 and 2010

	2011	2010
TRADING GAINS (LOSSES)
Realized	$10,549,941	$20,797,707
Change in unrealized	(12,085,896)	13,338,319
Brokerage commissions	(87,389)	(103,822)

Total trading gains (losses)	(1,623,344)	34,032,204

NET INVESTMENT (LOSS)
Income
Interest income	118,806	126,946

Expenses
Selling agent administrative and service fee	2,235,282	1,790,869
Management fee	1,796,627	1,425,576
Operating expenses	193,088	219,076

Total expenses	4,224,997	3,435,521

Net investment (loss)	(4,106,191)	(3,308,575)

NET INCOME (LOSS)	(5,729,535)	30,723,629

Less: General Partner Profit Share allocation	425,595	2,623,482

Net income (loss) for pro rata allocation to all partners	$(6,155,130)	$28,100,147

Net income (loss) is comprised as follows:

Net income attributable to General Partner	$394,433	$2,754,455

Net income (loss) attributable to Limited Partners	(6,123,968)	27,969,174

Total net income (loss)	$(5,729,535)	$30,723,629

See accompanying notes.

AIS FUTURES FUND IV L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)

For the Years Ended December 31, 2011 and 2010

	Partners' Capital
	Series B -	Series A -
	General	Limited
	Partner	Partners	Total

Balances at December 31, 2009	$261,382	$77,544,130	$77,805,512

Net income for the year ended
December 31, 2010:
General Partner Profit Share allocation	2,623,482	0	2,623,482
Pro rata allocation to all partners	130,973	27,969,174	28,100,147

Subscriptions	0	5,140,642	5,140,642

Redemptions	(2,623,482)	(13,914,434)	(16,537,916)

Balances at December 31, 2010	392,355	96,739,512	97,131,867

Net income (loss) for the year ended
December 31, 2011:
General Partner Profit Share allocation	425,595	0	425,595
Pro rata allocation to all partners	(31,162)	(6,123,968)	(6,155,130)

Subscriptions	0	2,374,609	2,374,609

Redemptions	(425,595)	(22,517,296)	(22,942,891)

Balances at December 31, 2011	$361,193	$70,472,857	$70,834,050

See accompanying notes.

AIS FUTURES FUND IV L.P.

NOTES TO FINANCIAL STATEMENTS

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	General Description of the Partnership

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

The Partnership prepares and files calendar year U.S. and applicable state information tax returns and reports to the partners their allocable shares of the Partnership’s income, expenses and trading gains or losses. No provision for income taxes has been made in these financial statements as each partner is individually responsible for reporting income or loss based on its respective share of the Partnership’s income and expenses as reported for income tax purposes. The 2008 through 2011 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

The Partnership applies the provisions of Codification Topic 740, Income Taxes, which prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. This accounting standard requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax expense in the current year. The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense. The General Partner has concluded there is no tax expense or interest expense related to uncertainties in income tax positions for the years ended December 31, 2011 and 2010.

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

During 2011 and 2010, certain Series A Limited Partners were charged Management Fees at a rate lower than described above, to offset the effect of the additional 1.5% per annum Selling Agent Administrative and Service Fee described in Note 3. Accordingly, for the years ended December 31, 2011 and 2010, Management Fees were reduced by approximately $37,820 and $37,800, respectively.

AIS FUTURES FUND IV L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 3.	SELLING AGENT ADMINISTRATIVE AND SERVICE FEES

Certain Series A Limited Partners that were solicited by Selling Agents are charged a Selling Agent Administrative and Service Fee (the Service Fee) equal to 1/12 of 2.5% (2.5% annually) of each Series A Limited Partner’s month-end Net Assets, as defined, sold by them which remain outstanding as of each month-end. The Selling Agents may pass on a portion of the Service Fee to its investment executives. In the event the Service Fee is no longer payable to a Selling Agent, the relevant Limited Partner who was solicited by such Selling Agent will no longer be charged the Service Fee. For the years ended December 31, 2011 and 2010, certain Limited Partners were not subject to the Service Fee. The Service Fee is accrued and expensed as incurred.

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

Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. A selling commission of up to 2% of the subscription amount may be deducted from the subscription proceeds and paid to the applicable Selling Agent, if any. For the years ended December 31, 2011 and 2010, there were no selling commissions charged to Series A Limited Partners. Series A Limited Partner subscriptions, as presented in the statement of changes in partners’ capital (net asset value), are net of such selling commissions, if any.

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive partial or full redemption of their capital account as of the close of business on the last business day of any month, subject to restrictions in the Limited Partnership Agreement.

Note 5.	DEPOSITS WITH FUTURES BROKER

The Partnership deposits funds with Newedge USA, LLC, subject to Commodity Futures Trading Commission regulations and various exchange and futures broker requirements. Margin requirements are satisfied by the deposit of U.S. government securities and cash with such futures broker. Accordingly, assets used to meet margin and other futures broker or regulatory requirements are partially restricted. The Partnership earns interest income on its assets deposited with the futures broker.

AIS FUTURES FUND IV L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 6.	DEPOSITS WITH SECURITIES BROKER

The Partnership deposits cash and U.S. government securities with Wells Fargo Advisors, LLC, subject to Securities and Exchange Commission regulations and securities broker requirements. Margin requirements are satisfied by the deposit of cash and securities with such securities broker. Accordingly, assets used to meet margin and other securities broker or regulatory requirements are partially restricted. The Partnership earns interest income on its assets deposited with the securities broker. On December 30, 2011, the Partnership purchased U.S. Treasury Bills for $10,497,556. Such purchase created a cash deficit at securities broker of $10,497,556. Such deficit was paid by the Partnership on January 3, 2012 with cash held at an affiliate of the securities broker. The fair value of the Partnership’s U.S. Treasury Bills held at the securities broker totaled $55,493,813 and $0 at December 31, 2011 and 2010, respectively.

Note 7.	FAIR VALUE

Fair value, as defined in the Fair Value Measurements and Disclosures Topic of the Codification, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy, as set forth in the Fair Value Measurements and Disclosures Topic of the Codification, prioritizes the inputs to valuation techniques used to measure fair value into three broad levels: quoted market prices in active markets for identical assets or liabilities (Level 1); inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (Level 2); and unobservable inputs for an asset or liability (Level 3). If the inputs used to measure a financial instrument fall within different levels of the fair value hierarchy, the categorization is based on the lowest level input that is significant to the measurement of that financial instrument. The Partnership recognizes transfers between fair value hierarchy levels, if any, at the beginning of the reporting period. There were no transfers between levels during the years ended December 31, 2011 and 2010.

For U.S. government securities, which are categorized as Level 2 fair value measurements at December 31, 2011 and 2010, fair value is determined as cost plus accrued interest, which represents an income approach to fair value measurement.

The following tables summarize the Partnership’s assets and liabilities accounted for at fair value at December 31, 2011 and 2010 using the fair value hierarchy. Fair value is presented on a gross basis even though certain assets and liabilities qualify for net presentation in the statement of financial condition.

	December 31, 2011
Description	Level 1	Level 2	Level 3	Total

Assets
Futures contracts(1)	$3,301,639	$0	$0	$3,301,639
U.S. Treasury bills	0	69,491,612	0	69,491,612
Total assets	$3,301,639	$69,491,612	$0	$72,793,251
Liabilities
Futures contracts(1)	$(1,878,719)	$0	$0	$(1,878,719)

(1)	See Note 8. for the fair value of each type of contract within this category.

AIS FUTURES FUND IV L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 7.	FAIR VALUE (CONTINUED)

	December 31, 2010
Description	Level 1	Level 2	Level 3	Total
Assets
Futures contracts(1)	$13,514,066	$0	$0	$13,514,066
U.S. Treasury bills	0	88,149,577	0	88,149,577
Total assets	$13,514,066	$88,149,577	$0	$101,663,643
Liabilities
Futures contracts(1)	$(5,250)	$0	$0	$(5,250)

Note 8.	DERIVATIVES

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

The following tables present the fair value of derivative contracts at December 31, 2011 and 2010. The fair value of futures contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the tables below even though the futures contracts qualify for net presentation in the statements of financial condition.

	December 31, 2011
Futures Contracts	Assets	Liabilities	Net

Agricultural	$1,732,665	$0	$1,732,665
Currencies	735,374	0	735,374
Energy	833,600	(26,486)	807,114
Metals	0	(1,852,233)	(1,852,233)
Total	$3,301,639	$(1,878,719)	$1,422,920

	December 31, 2010
Futures Contracts	Assets	Liabilities	Net

Agricultural	$6,380,557	$0	$6,380,557
Currencies	1,485,000	0	1,485,000
Energy	1,272,672	0	1,272,672
Interest rates	682,665	(5,250)	677,415
Metals	3,693,172	0	3,693,172
Total	$13,514,066	$(5,250)	$13,508,816

(1)	See Note 8. for the fair value of each type of contract within this category.

AIS FUTURES FUND IV L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 8.	DERIVATIVES (CONTINUED)

Within the statements of financial condition, the fair value of futures contracts is reflected as unrealized gain on open futures contracts, net.

The following presents the Partnership’s derivative trading results and information related to the volume of the Partnership’s derivative activity for the years ended December 31, 2011 and 2010. The below captions of “Realized” and “Change in unrealized” correspond to the captions in the statements of operations.

	Year Ended December 31, 2011			Year Ended December 31, 2010
	Trading Gains (Losses)			Trading Gains (Losses)
		Change in	Number of		Change in	Number of
Futures Contracts	Realized	Unrealized	Contracts Closed	Realized	Unrealized	Contracts Closed

Agricultural	$(48,893)	$(4,647,892)	4,114	$4,478,525	$6,602,461	5,554
Currencies	1,164,710	(749,626)	2,478	2,208,998	1,902,748	1,936
Energy	(1,143,062)	(465,558)	6,462	3,065,343	(1,178,125)	6,378
Interest rates	(3,765,878)	(677,415)	1,333	(2,419,445)	(610,004)	845
Metals	9,458,652	(5,545,405)	2,195	8,593,092	6,918,989	1,995
Stock index	4,884,412	0	768	3,697,681	(297,750)	1,104

Total futures contracts	10,549,941	(12,085,896)		19,624,194	13,338,319

Options on Futures Contracts
Stock index	0	0	0	1,173,513	0	364

Total	$10,549,941	$(12,085,896)		$20,797,707	$13,338,319

The number of contracts closed represents the number of contracts closed during the years ended December 31, 2011 and 2010 in the applicable category.

Note 9.	MARKET AND CREDIT RISKS

The Partnership engages in the speculative trading of futures contracts and options on futures contracts. The Partnership is exposed to both market risk, the risk arising from changes in the fair value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

Purchase and sale of futures and options on futures contracts requires margin deposits with the futures broker. Additional deposits may be necessary for any loss on contract fair value. The Commodity Exchange Act requires a futures broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury bills) deposited with a futures broker are considered commingled with all other customer funds subject to the futures broker’s segregation requirements. In the event of a futures broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited.

AIS FUTURES FUND IV L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 9.	MARKET AND CREDIT RISKS (CONTINUED)

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

The Partnership has a substantial portion of its assets on deposit with the securities broker in connection with its trading of U.S. government securities and its cash management activities. In the event of the securities broker’s insolvency, recovery of Partnership assets on deposit may be limited to account insurance or other protection afforded such deposits.

The Partnership maintains its cash in bank deposit accounts at Wells Fargo Bank, N.A. and affiliates. Such accounts may, at times, exceed federally insured limits. In the event of a financial institution’s insolvency, recovery of cash on deposit may be limited to account insurance or other protection afforded such deposits.

The General Partner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The Limited Partners bear the risk of loss only to the extent of the fair value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

Note 10.	INDEMNIFICATIONS

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

The following information presents the financial highlights for Series A Limited Partners of the Partnership for the years ended December 31, 2011 and 2010. This information has been derived from information presented in the financial statements.

	2011	2010
Total return for Series A Limited Partners taken as a whole
Total return before General Partner Profit Share allocation	(11.91)%	43.64%
General Partner Profit Share allocation(1)	1.90%	(3.90)%

Total return after General Partner Profit Share allocation	(10.01)%	39.74%
Supplemental Data for Series A Limited Partners
Ratios to average net asset value:(2)
Expenses, excluding General Partner Profit Share allocation	4.60%	4.88%
General Partner Profit Share allocation	0.46%	3.73%

Total expenses	5.06%	8.61%

Net investment (loss)(3)	(4.47)%	(4.70)%

The total returns and ratios are presented for Series A Limited Partners taken as a whole. An individual Limited Partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of their subscriptions and redemptions and given potentially different fee arrangements for a Series A Limited Partner.

The total returns and ratios exclude the effects of any 2% upfront selling commissions charged by Selling Agents; however, there were no such commissions charged during the years ended December 31, 2011 and 2010.

(1)	The positive effect on the 2011 total return by the General Partner Profit Share allocation is due to a substantially full reversal of the allocation during the second half of the year.

(2)	The ratios of expenses and net investment (loss) to average net asset value do not include brokerage commissions.

(3)	The net investment (loss) is comprised of interest income less total expenses, excluding brokerage commissions and the General Partner Profit Share allocation.

