Form 10-Q
period 2012-03-31
AIS FUTURES FUND IV LP
filed 2012-05-14
CIK 1023453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes ☐ No ☒

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Financial Condition	2

Condensed Schedules of Investments	3-4

Statements of Operations	5

Statements of Changes in Partners’ Capital (Net Asset Value)	6

Notes to Financial Statements	7-16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	19

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 1A. Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	19

Item 4. Mine Safety Disclosures	19

Item 5. Other Information	20

Item 6. Exhibits	20

Signature	21

Rule 13a–14(a)/15d–14(a) Certification

Section 1350 Certification

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

AIS FUTURES FUND IV L.P.

STATEMENTS OF FINANCIAL CONDITION

March 31, 2012 (Unaudited) and December 31, 2011 (Audited)

	March 31,	December 31,
	2012	2011
ASSETS
Equity in futures broker trading accounts
Cash	$5,631,446	$1,392,243
United States government securities	17,496,108	13,997,799
Unrealized gain on open futures contracts, net	3,691,806	1,422,920
Unrealized (loss) on open futures contracts, net	(3,360,106)	0
Interest receivable	257	321

Deposits with futures brokers	23,459,511	16,813,283

Cash	98,029	10,526,453
United States government securities	51,493,114	55,493,813

Total assets	$75,050,654	$82,833,549

LIABILITIES
Cash deficit at securities broker	$0	$10,497,556
Accounts payable	111,481	115,772
Commissions and other trading fees on open contracts payable	14,652	8,862
Management fee payable	123,061	119,074
Accrued General Partner Profit Share allocation	13,507	0
Selling agent administrative and service fee payable	171,038	167,386
Subscriptions received in advance	85,000	25,000
Redemptions payable	976,659	1,065,849

Total liabilities	1,495,398	11,999,499

PARTNERS' CAPITAL (Net Asset Value)
General Partner - Series B	401,509	361,193
Limited Partners - Series A	73,153,747	70,472,857

Total partners' capital (Net Asset Value)	73,555,256	70,834,050

	$75,050,654	$82,833,549

See accompanying notes.

AIS FUTURES FUND IV L.P.

CONDENSED SCHEDULE OF INVESTMENTS

March 31, 2012 (Unaudited)

UNITED STATES GOVERNMENT SECURITIES*

Face Value	Maturity Date	Description	Fair Value	% of Net Asset Value

$7,500,000	04/05/12	U.S. Treasury Bills	$7,499,975	10.20%
7,000,000	04/19/12	U.S. Treasury Bills	6,999,845	9.52%
5,500,000	05/31/12	U.S. Treasury Bills	5,499,620	7.48%
10,000,000	06/07/12	U.S. Treasury Bills	9,999,478	13.59%
12,000,000	06/28/12	U.S. Treasury Bills	11,998,597	16.31%
2,000,000	07/05/12	U.S. Treasury Bills	1,999,784	2.72%
12,500,000	07/26/12	U.S. Treasury Bills	12,497,373	16.99%
6,000,000	08/09/12	U.S. Treasury Bills	5,997,571	8.15%
5,500,000	08/23/12	U.S. Treasury Bills	5,497,440	7.47%
1,000,000	08/30/12	U.S. Treasury Bills	999,539	1.36%

		Total United States government securities
		(cost - $68,981,096)	$68,989,222	93.79%

LONG FUTURES CONTRACTS**

Description	Fair Value	% of Net Asset Value

Agricultural	$3,691,806	5.02%
Currencies	(444,150)	(0.60)%
Energy	(2,102,749)	(2.86)%
Metals	(813,207)	(1.11)%

Total long futures contracts	$331,700	0.45%

*	Includes $17,500,000 face value with a fair value of $17,496,108 pledged as collateral for the trading of futures and options on futures contracts.
**	No individual futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

See accompanying notes.

AIS FUTURES FUND IV L.P.

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2011 (Audited)

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

See accompanying notes.

AIS FUTURES FUND IV L.P.

STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2012 and 2011 (Unaudited)

	Three Months Ended
	March 31,
	2012	2011
TRADING GAINS (LOSSES)
Realized	$8,997,792	$18,765,758
Change in unrealized	(1,091,220)	(3,215,526)
Brokerage commissions	(27,982)	(30,141)

Total trading gains	7,878,590	15,520,091

NET INVESTMENT (LOSS)
Income
Interest income	8,098	41,133

Expenses
Selling agent administrative and service fee	452,912	622,306
Management fee	376,702	497,958
Operating expenses	52,750	56,750

Total expenses	882,364	1,177,014

Net investment (loss)	(874,266)	(1,135,881)

NET INCOME	7,004,324	14,384,210

Less: General Partner Profit Share allocation	17,668	2,376,068

Net income for pro rata allocation to all partners	$6,986,656	$12,008,142

See accompanying notes.

AIS FUTURES FUND IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)

For the Three Months Ended March 31, 2012 and 2011 (Unaudited)

	Partners' Capital
	Series B -	Series A -
	General	Limited
	Partner	Partners	Total

Balances at December 31, 2011	$361,193	$70,472,857	$70,834,050

Net income for the three months ended March 31, 2012:
General Partner Profit Share allocation	4,161	0	4,161
Pro rata allocation to all partners	40,316	6,946,340	6,986,656

Subscriptions	0	55,000	55,000

Redemptions	(4,161)	(4,320,450)	(4,324,611)

Balances at March 31, 2012	$401,509	$73,153,747	$73,555,256

Balances at December 31, 2010	$392,355	$96,739,512	$97,131,867

Net income for the three months ended March 31, 2011:
General Partner Profit Share allocation	47,334	0	47,334
Pro rata allocation to all partners	64,228	11,943,914	12,008,142

Subscriptions	0	402,197	402,197

Redemptions	(47,334)	(3,773,030)	(3,820,364)

Balances at March 31, 2011	$456,583	$105,312,593	$105,769,176

See accompanying notes.

AIS FUTURES FUND IV L.P.

NOTES TO FINANCIAL STATEMENTS

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	General Description of the Partnership

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

C.	Futures Contracts and Options on Futures Contracts

Futures contracts and options on futures contracts transactions are recorded on the trade date and open contracts are reflected at fair value, based on quoted market prices, which is generally the closing settlement price on the applicable contracts’ primary exchange. Gains or losses are realized when contracts are liquidated. As each broker has the individual right of offset, the Partnership presents unrealized gains and losses on open futures contracts (the difference between contract trade price and quoted market price) as a net amount for each broker in the statements of financial condition. Any change in net unrealized gain or loss from the preceding period is reported in the statements of operations. Brokerage commissions include other trading fees and are charged to expense when contracts are opened.

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

The Partnership applies the provisions of Codification Topic 740, Income Taxes, which prescribe the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. This accounting standard requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax expense in the current year. The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense. The General Partner has concluded there is no tax expense or interest expense related to uncertainties in income tax positions for either of the three months ended March 31, 2012 and 2011.

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

I.	Recently Issued Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (ASU 2011-04) entitled Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 was issued to converge fair value measurement and disclosure guidance in U.S. GAAP with the guidance in the International Accounting Standards Board’s currently issued International Financial Reporting Standards (IFRS) 13, Fair Value Measurement. The amendments in ASU 2011-04 generally represent clarification to the Fair Value Measurements and Disclosures Topic of the Codification, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on the Partnership’s financial statements.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11 (ASU 2011-11), entitled Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 enhances current disclosures about financial instruments and derivative instruments that are either offset on the statement of financial condition or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial condition. Entities are required to provide both net and gross information for these assets and liabilities in order to facilitate comparability between financial statements prepared on the basis of U.S. GAAP and financial statements prepared on the basis of IFRS. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Partnership is currently evaluating the impact that ASU 2011-11 will have, however, no material impact on the Partnership’s financial statements is anticipated.

J.	Interim Financial Statements

The financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP may be omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary that were of a normal and recurring nature and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three months ended March 31, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year or for any other period.

AIS FUTURES FUND IV L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

J.	Interim Financial Statements (continued)

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

During the three months ended March 31, 2012 and 2011, certain Series A Limited Partners were charged Management Fees at a rate lower than described above, to offset the effect of the additional 1.5% per annum Selling Agent Administrative and Service Fee described in Note 3. Accordingly, for the three months ended March 31, 2012 and 2011, Management Fees were reduced by approximately $1,750 and $10,500, respectively.

Note 3.	SELLING AGENT ADMINISTRATIVE AND SERVICE FEES

Certain Series A Limited Partners that were solicited by Selling Agents are charged a Selling Agent Administrative and Service Fee (the Service Fee) equal to 1/12 of 2.5% (2.5% annually) of each Series A Limited Partner’s month-end Net Assets, as defined, sold by them which remain outstanding as of each month-end. The Selling Agents may pass on a portion of the Service Fee to its investment executives. In the event the Service Fee is no longer payable to a Selling Agent, the relevant Limited Partner who was solicited by such Selling Agent will no longer be charged the Service Fee. For the three months ended March 31, 2012 and 2011, certain Limited Partners were not subject to the Service Fee. The Service Fee is accrued and expensed as incurred.

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

Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. A selling commission of up to 2% of the subscription amount may be deducted from the subscription proceeds and paid to the applicable Selling Agent, if any. For the three months ended March 31, 2012 and 2011, there were no selling commissions charged to Series A Limited Partners. Series A Limited Partner subscriptions, as presented in the statements of changes in partners’ capital (net asset value), are net of such selling commissions, if any.

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

Note 5.	DEPOSITS WITH FUTURES BROKERS

The Partnership deposits funds with Newedge USA, LLC and ADM Investor Services, Inc. subject to Commodity Futures Trading Commission regulations and various exchange and futures broker requirements. Margin requirements are satisfied by the deposit of U.S. government securities and cash with such futures brokers. Accordingly, assets used to meet margin and other futures broker or regulatory requirements are partially restricted. The Partnership earns interest income on its assets deposited with the futures brokers.

Note 6.	DEPOSITS WITH SECURITIES BROKER

The Partnership deposits cash and U.S. government securities with Wells Fargo Advisors, LLC, subject to Securities and Exchange Commission regulations and securities broker requirements. Margin requirements are satisfied by the deposit of cash and securities with such securities broker. Accordingly, assets used to meet margin and other securities broker or regulatory requirements are partially restricted. The Partnership earns interest income on its assets deposited with the securities broker. On December 30, 2011, the Partnership purchased U.S. Treasury Bills for $10,497,556. Such purchase created a cash deficit at securities broker of $10,497,556. Such deficit was paid by the Partnership on January 3, 2012 with cash held at an affiliate of the securities broker. The fair value of the Partnership’s U.S. Treasury Bills held at the securities broker totaled $51,493,114 and $55,493,813 at March 31, 2012 and December 31, 2011, respectively.

Note 7.	FAIR VALUE

Fair value, as defined in the Fair Value Measurements and Disclosures Topic of the Codification, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy, as set forth in the Fair Value Measurements and Disclosures Topic of the Codification, prioritizes the inputs to valuation techniques used to measure fair value into three broad levels: quoted market prices in active markets for identical assets or liabilities (Level 1); inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (Level 2); and unobservable inputs for an asset or liability (Level 3). If the inputs used to measure a financial instrument fall within different levels of the fair value hierarchy, the categorization is based on the lowest level input that is significant to the measurement of that financial instrument. The Partnership recognizes transfers between fair value hierarchy levels, if any, at the beginning of the reporting period. There were no transfers between levels during the three months ended March 31, 2012 and during the year ended December 31, 2011.

AIS FUTURES FUND IV L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 7.	FAIR VALUE (CONTINUED)

For U.S. government securities, which are categorized as Level 2 fair value measurements at March 31, 2012 and December 31, 2011, fair value is determined as cost plus accrued interest, which represents an income approach to fair value measurement.

The following tables summarize the Partnership’s assets and liabilities accounted for at fair value at March 31, 2012 and December 31, 2011 using the fair value hierarchy. Fair value is presented on a gross basis even though certain assets and liabilities qualify for net presentation in the statements of financial condition.

	March 31, 2012
Description	Level 1	Level 2	Level 3	Total

Assets
Futures contracts(1)	$3,704,468	$0	$0	$3,704,468
U.S. Treasury bills	0	68,989,222	0	68,989,222

Total	$3,704,468	$68,989,222	$0	$72,693,690

Liabilities
Futures contracts(1)	$(3,372,768)	$0	$0	$(3,372,768)

	December 31, 2011
Description	Level 1	Level 2	Level 3	Total

Assets
Futures contracts(1)	$3,301,639	$0	$0	$3,301,639
U.S. Treasury bills	0	69,491,612	0	69,491,612

Total	$3,301,639	$69,491,612	$0	$72,793,251

Liabilities
Futures contracts(1)	$(1,878,719)	$0	$0	$(1,878,719)

(1)	See Note 8. for the fair value of each type of contract within this category.

AIS FUTURES FUND IV L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 8.	DERIVATIVES

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

The following tables present the fair value of derivative contracts at March 31, 2012 and December 31, 2011. The fair value of futures contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis even though certain assets and liabilities qualify for net presentation in the statements of financial condition.

	March 31, 2012
Futures Contracts	Assets	Liabilities	Net

Agricultural	$3,698,694	$(6,888)	$3,691,806
Currencies	0	(444,150)	(444,150)
Energy	0	(2,102,749)	(2,102,749)
Metals	5,774	(818,981)	(813,207)

Total	$3,704,468	$(3,372,768)	$331,700

	December 31, 2011
Futures Contracts	Assets	Liabilities	Net

Agricultural	$1,732,665	$0	$1,732,665
Currencies	735,374	0	735,374
Energy	833,600	(26,486)	807,114
Metals	0	(1,852,233)	(1,852,233)

Total	$3,301,639	$(1,878,719)	$1,422,920

Within the statements of financial condition, the fair value of futures contracts is included in unrealized gain on open futures contracts, net and unrealized (loss) on open futures contracts, net.

AIS FUTURES FUND IV L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 8.	DERIVATIVES (CONTINUED)

The following presents the Partnership’s derivative trading results and information related to the volume of the Partnership’s derivative activity for the three months ended March 31, 2012 and 2011. The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the statements of operations.

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Trading Gains (Losses)			Trading Gains (Losses)
		Change in	Number of		Change in	Number of
Futures Contracts	Realized	Unrealized	Contracts Closed	Realized	Unrealized	Contracts Closed

Agricultural	$2,569,883	$1,959,141	1,514	$6,851,097	$(3,826,655)	956
Currencies	2,179,652	(1,179,524)	538	2,149,560	(643,286)	571
Energy	4,139,416	(2,909,863)	950	4,867,853	2,810,535	1,651
Interest rates	0	0	0	503,384	(967,957)	493
Metals	298,466	1,039,026	361	4,393,864	(588,163)	709

Total futures contracts	9,187,417	(1,091,220)		18,765,758	(3,215,526)

Options on Futures Contracts

Stock index	(189,625)	0	370	0	0	0

Total	$8,997,792	$(1,091,220)		$18,765,758	$(3,215,526)

The number of contracts closed represents the number of contracts closed during the three months ended March 31, 2012 and 2011 in the applicable category.

Note 9.	MARKET AND CREDIT RISKS

The Partnership engages in the speculative trading of futures contracts and options on futures contracts. The Partnership is exposed to both market risk, the risk arising from changes in the fair value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

Purchase and sale of futures and options on futures contracts requires margin deposits with the futures brokers. Additional deposits may be necessary for any loss on contract fair value. The Commodity Exchange Act requires a futures broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury bills) deposited with a futures broker are considered commingled with all other customer funds subject to the futures broker’s segregation requirements. In the event of a futures broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited. The fair value of the Partnership’s assets deposited with Newedge USA, LLC and ADM Investor Services, Inc. is $13,812,872 and $9,646,639, respectively, at March 31, 2012, and $16,813,283 and $0, respectively, at December 31, 2011.

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

The following information presents the financial highlights for Series A Limited Partners of the Partnership for the three months ended March 31, 2012 and 2011. This information has been derived from information presented in the financial statements.

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)	(Unaudited)

Total return for Series A Limited Partners taken as a whole(1)

Total return before General Partner Profit Share allocation	9.95%	15.09%
General Partner Profit Share allocation	(0.01)%	(2.56)%

Total return after General Partner Profit Share allocation	9.94%	12.53%

Supplemental Data for Series A Limited Partners

Ratios to average net asset value:(2)
Expenses, excluding General Partner Profit Share allocation(3)	4.83%	4.88%
General Partner Profit Share allocation(1)	0.02%	2.46%

Total expenses	4.85%	7.34%

Net investment (loss)(3), (4)	(4.78)%	(4.71)%

The total returns and ratios are presented for Series A Limited Partners taken as a whole. An individual Limited Partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of their subscriptions and redemptions and given potentially different fee arrangements for a Series A Limited Partner.

The total returns and ratios exclude the effects of any 2% upfront selling commissions charged by Selling Agents; however, there were no such commissions charged during the three months ended March 31, 2012 and 2011.

(1)	Not annualized
(2)	The ratios of expenses and net investment (loss) to average net asset value do not include brokerage commissions.
(3)	Annualized
(4)	The net investment (loss) is comprised of interest income less total expenses, excluding brokerage commissions and the General Partner Profit Share allocation.

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

The Partnership trades futures contracts and/or options on futures contracts, both long and short, in each of the following six asset classes: equities, fixed income, currencies, metals, agriculture products and energy products.  Due to the nature of the Partnership’s business, substantially all its assets are represented by cash and U.S. government obligations, while the Partnership maintains its market exposure through open futures contracts and open options on futures contracts.

The Partnership’s assets, which are generally held as cash, cash equivalents or U.S. government obligations, are generally used to margin the Partnership’s futures and options on futures positions and are withdrawn, as necessary, to pay redemptions and expenses.  Other than potential market-imposed limitations on liquidity, due, for example, to daily price fluctuation limits, which are inherent in the Partnership’s futures and options on futures trading, the Partnership’s assets are highly liquid and are expected to remain so.

There have been no material changes with respect to the Partnership’s critical accounting policies, off-balance sheet arrangements or contractual obligations, as reported in the Partnership’s most recent Annual Report on Form 10-K and any amendments thereto.

During its operations for the three months ended March 31, 2012, the Partnership experienced no significant periods of illiquidity in any of the numerous markets traded by the General Partner.

PART I – FINANCIAL INFORMATION (CONTINUED)

Results of Operations

Performance Summary

Three Months Ended March 31, 2012

During the first quarter of 2012, the Partnership experienced net realized and unrealized gains of $7,878,590 from its trading operations, which is net of brokerage commissions of $27,982.  The Partnership incurred total expenses of $882,364, including $452,912 in Selling Agent Administrative and Service Fees, $376,702 in Management Fees (paid to the General Partner) and $52,750 in operating expenses.  The Partnership earned $8,098 in interest income and charged a General Partner Profit Share allocation of $17,668.  An analysis of trading gains and losses (not adjusted for any fees or expenses) by market sector is as follows:

Sector	% Gain (Loss)

Stock Index	(0.26)%
Bonds	0.00%
Currency	1.48%
Energy	1.76%
Metals	1.98%
Grains	6.15%

The Partnership experienced a gain in the first quarter of 2012. The largest gain came from long positions in grains and soybean complex, followed by gains in long positions in metals and energy, and gains from long positions in Australian and Canadian dollars. A small loss occurred in a put position in stock index futures.

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

(b)           Not applicable.

(c)           Pursuant to the Partnership’s Limited Partnership Agreement, Limited Partners may withdraw all or part of their capital contributions and undistributed profits, if any, at the end of each calendar month.  The withdrawal by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners.  The following table summarizes the withdrawals by Limited Partners during the first calendar quarter of 2012:

Month	Withdrawal Amounts
January 31, 2012	$2,500,966
February 29, 2012	$843,532
March 31, 2012	$975,952

Item 3:  Defaults Upon Senior Securities

(a)           None.

(b)           None.

Item 4:  Mine Safety Disclosures

Not applicable.

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

Dated: May 15, 2012

AIS FUTURES FUND IV L.P.

By:	AIS FUTURES MANAGEMENT LLC,

General Partner

By:	/s/ John Hummel
Name: John Hummel
Title: President (principal executive and principal
financial officer)

