Form 10-Q
period 2012-06-30
AIS FUTURES FUND IV LP
filed 2012-08-14
CIK 1023453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

AIS FUTURES FUND IV L.P.

STATEMENTS OF FINANCIAL CONDITION

June 30, 2012 (Unaudited) and December 31, 2011 (Audited)

	June 30,	December 31,
	2012	2011
ASSETS
Equity in futures broker trading accounts
Cash	$4,738,521	$1,392,243
United States government securities	15,996,488	13,997,799
Unrealized gain on open futures contracts, net	5,034,166	1,422,920
Interest receivable	303	321

Deposits with futures brokers	25,769,478	16,813,283

Cash	5,028,249	10,526,453
United States government securities	34,487,525	55,493,813

Total assets	$65,285,252	$82,833,549

LIABILITIES
Cash deficit at securities broker	$0	$10,497,556
Accounts payable	114,444	115,772
Commissions and other trading fees on open contracts payable	12,498	8,862
Management fee payable	104,834	119,074
Selling agent administrative and service fee payable	149,638	167,386
Subscriptions received in advance	0	25,000
Redemptions payable	483,045	1,065,849

Total liabilities	864,459	11,999,499

PARTNERS' CAPITAL (Net Asset Value)
General Partner - Series B	347,524	361,193
Limited Partners - Series A	64,073,269	70,472,857

Total partners' capital (Net Asset Value)	64,420,793	70,834,050

	$65,285,252	$82,833,549

See accompanying notes.

AIS FUTURES FUND IV L.P.

CONDENSED SCHEDULE OF INVESTMENTS

June 30, 2012 (Unaudited)

UNITED STATES GOVERNMENT SECURITIES*

Face Value	Maturity Date	Description	Fair Value	% of Net Asset Value

$7,500,000	07/26/12	U.S. Treasury Bills	$7,499,632	11.64%
6,000,000	08/09/12	U.S. Treasury Bills	5,999,245	9.31%
5,500,000	08/23/12	U.S. Treasury Bills	5,499,036	8.54%
1,000,000	08/30/12	U.S. Treasury Bills	999,813	1.55%
8,000,000	10/11/12	U.S. Treasury Bills	7,997,193	12.42%
7,000,000	10/18/12	U.S. Treasury Bills	6,997,668	10.86%
12,000,000	12/06/12	U.S. Treasury Bills	11,993,713	18.62%
3,500,000	12/27/12	U.S. Treasury Bills	3,497,713	5.43%

		Total United States government securities
		(cost - $50,472,331)	$50,484,013	78.37%

LONG FUTURES CONTRACTS**
Description	Fair Value	% of Net Asset Value

Agricultural	$1,693,082	2.63%
Currencies	823,550	1.28%
Energy	1,289,005	2.00%
Metals	1,228,529	1.90%

Total long futures contracts	$5,034,166	7.81%

*	Includes $16,000,000 face value with a fair value of $15,996,488 pledged as collateral for the trading of futures and options on futures contracts.
**	No individual futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

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

See accompanying notes.

AIS FUTURES FUND IV L.P.

STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended June 30, 2012 and 2011 (Unaudited)

_______________

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
TRADING GAINS (LOSSES)
Realized	$(14,147,514)	$2,677,679	$(5,149,722)	$21,443,437
Change in unrealized	4,702,466	(9,947,966)	3,611,246	(13,163,492)
Brokerage commissions	(26,796)	(23,706)	(54,778)	(53,847)

Total trading gains (losses)	(9,471,844)	(7,293,993)	(1,593,254)	8,226,098

NET INVESTMENT (LOSS)
Income
Interest income	11,961	40,791	20,059	81,924

Expenses
Selling agent administrative and service fee	388,181	616,663	841,093	1,238,969
Management fee	321,804	493,676	698,506	991,634
Operating expenses	52,750	52,750	105,500	109,500

Total expenses	762,735	1,163,089	1,645,099	2,340,103

Net investment (loss)	(750,774)	(1,122,298)	(1,625,040)	(2,258,179)

NET INCOME (LOSS)	(10,222,618)	(8,416,291)	(3,218,294)	5,967,919

Less: General Partner Profit Share allocation	(12,029)	(1,409,115)	5,639	966,953

Net income (loss) for pro rata allocation to all partners	$(10,210,589)	$(7,007,176)	$(3,223,933)	$5,000,966

See accompanying notes.

AIS FUTURES FUND IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)

For the Six Months Ended June 30, 2012 and 2011 (Unaudited)

	Partners' Capital
	Series B -	Series A -
	General	Limited
	Partner	Partners	Total

Balances at December 31, 2011	$361,193	$70,472,857	$70,834,050

Net income (loss) for the six months ended June 30, 2012:
General Partner Profit Share allocation	5,639	0	5,639
Pro rata allocation to all partners	(13,669)	(3,210,264)	(3,223,933)

Subscriptions	0	2,404,000	2,404,000

Redemptions	(5,639)	(5,593,324)	(5,598,963)

Balances at June 30, 2012	$347,524	$64,073,269	$64,420,793

Balances at December 31, 2010	$392,355	$96,739,512	$97,131,867

Net income for the six months ended June 30, 2011:
General Partner Profit Share allocation	398,160	0	398,160
Pro rata allocation to all partners	24,064	4,976,902	5,000,966

Subscriptions	0	1,110,197	1,110,197

Redemptions	(398,160)	(16,979,896)	(17,378,056)

Balances at June 30, 2011	$416,419	$85,846,715	$86,263,134

See accompanying notes.

AIS FUTURES FUND IV L.P.

NOTES TO FINANCIAL STATEMENTS

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	General Description of the Partnership

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

The Partnership applies the provisions of Codification Topic 740, Income Taxes, which prescribe the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. This accounting standard requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax expense in the current year. The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense. The General Partner has concluded there is no tax expense or interest expense related to uncertainties in income tax positions for either of the three or six months ended June 30, 2012 and 2011.

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

The Partnership offers two Series of Interests. The Series A Interests are available to all qualified investors, subject to applicable conditions and restrictions. The Series B Interests are available for sale to the General Partner and its principals. The Partnership accounts for subscriptions, allocations and redemptions on a per partner capital account basis. Income or loss, prior to the Management Fee, Selling Agent Administrative and Service Fee and General Partner Profit Share allocation, is allocated pro rata to the capital accounts of all partners. Each Series A Limited Partner is then charged their applicable Management Fee and Selling Agent Administrative and Service Fee. The General Partner Profit Share allocation applicable to each Series A Limited Partner is then allocated to the General Partner’s capital account from the Series A Limited Partner’s capital account at the end of each calendar year or upon redemption by a Series A Limited Partner. The Partnership accrues as a liability the General Partner Profit Share allocation for interim periods during which the General Partner Profit Share allocation is not yet allocable to the General Partner’s capital account in accordance with the terms of the Limited Partnership Agreement. Such accrual is subject to partial or complete reversal until a condition for allocation to the General Partner’s capital account is met, at which time the applicable amount of the accrual is reversed and allocated to the General Partner’s capital account. There was no accrued General Partner Profit Share allocation at June 30, 2012.

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

The financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP may be omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary that were of a normal and recurring nature and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three and six months ended June 30, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year or for any other period.

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Form 10-K previously filed with the Securities and Exchange Commission

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

During the three and six months ended June 30, 2012 and 2011, certain Series A Limited Partners were charged Management Fees at a rate lower than described above, to offset the effect of the additional 1.5% per annum Selling Agent Administrative and Service Fee described in Note 3. Accordingly, for the three months ended June 30, 2012 and 2011, Management Fees were reduced by approximately $3,900 and $11,300, respectively. For the six months ended June 30, 2012 and 2011, Management Fees were reduced by approximately $5,650 and $21,800, respectively.

Note 3.	SELLING AGENT ADMINISTRATIVE AND SERVICE FEES

Certain Series A Limited Partners that were solicited by Selling Agents are charged a Selling Agent Administrative and Service Fee (the Service Fee) equal to 1/12 of 2.5% (2.5% annually) of each Series A Limited Partner’s month-end Net Assets, as defined, sold by them which remain outstanding as of each month-end. The Selling Agents may pass on a portion of the Service Fee to its investment executives. In the event the Service Fee is no longer payable to a Selling Agent, the relevant Limited Partner who was solicited by such Selling Agent will no longer be charged the Service Fee. For the three and six months ended June 30, 2012 and 2011, certain Limited Partners were not subject to the Service Fee. The Service Fee is accrued and expensed as incurred.

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

Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. A selling commission of up to 2% of the subscription amount may be deducted from the subscription proceeds and paid to the applicable Selling Agent, if any. For the three and six months ended June 30, 2012 and 2011, selling commissions of $1,000 and $0, respectively, were charged to Series A Limited Partners. Series A Limited Partner subscriptions, as presented in the statements of changes in partners’ capital (net asset value), are net of such selling commissions, if any.

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

The Partnership deposits cash and U.S. government securities with Wells Fargo Advisors, LLC, subject to Securities and Exchange Commission regulations and securities broker requirements. Margin requirements are satisfied by the deposit of cash and securities with such securities broker. Accordingly, assets used to meet margin and other securities broker or regulatory requirements are partially restricted. The Partnership earns interest income on its assets deposited with the securities broker. On December 30, 2011, the Partnership purchased U.S. Treasury Bills for $10,497,556. Such purchase created a cash deficit at securities broker of $10,497,556. Such deficit was paid by the Partnership on January 3, 2012 with cash held at an affiliate of the securities broker. The fair value of the Partnership’s U.S. Treasury Bills held at the securities broker totaled $34,487,525 and $55,493,813 at June 30, 2012 and December 31, 2011, respectively.

Note 7.	FAIR VALUE

Fair value, as defined in the Fair Value Measurements and Disclosures Topic of the Codification, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy, as set forth in the Fair Value Measurements and Disclosures Topic of the Codification, prioritizes the inputs to valuation techniques used to measure fair value into three broad levels: quoted market prices in active markets for identical assets or liabilities (Level 1); inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (Level 2); and unobservable inputs for an asset or liability (Level 3). If the inputs used to measure a financial instrument fall within different levels of the fair value hierarchy, the categorization is based on the lowest level input that is significant to the measurement of that financial instrument. The Partnership recognizes transfers between fair value hierarchy levels, if any, at the beginning of the reporting period. There were no transfers between levels during the six months ended June 30, 2012 and during the year ended December 31, 2011.

For U.S. government securities, which are categorized as Level 2 fair value measurements at June 30, 2012 and December 31, 2011, fair value is determined as cost plus accrued interest, which represents an income approach to fair value measurement.

The following tables summarize the Partnership’s assets and liabilities accounted for at fair value at June 30, 2012 and December 31, 2011 using the fair value hierarchy. Fair value is presented on a gross basis even though certain assets and liabilities qualify for net presentation in the statements of financial condition.

AIS FUTURES FUND IV L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

Note 7.	FAIR VALUE (CONTINUED)

	June 30, 2012
Description	Level 1	Level 2	Level 3	Total
Assets
Futures contracts(1)	$5,186,624	$0	$0	$5,186,624
U.S. Treasury bills	0	50,484,013	0	50,484,013
Total	$5,186,624	$50,484,013	$0	$55,670,637
Liabilities
Futures contracts(1)	$(152,458)	$0	$0	$(152,458)

	December 31, 2011
Description	Level 1	Level 2	Level 3	Total
Assets
Futures contracts(1)	$3,301,639	$0	$0	$3,301,639
U.S. Treasury bills	0	69,491,612	0	69,491,612
Total	$3,301,639	$69,491,612	$0	$72,793,251
Liabilities
Futures contracts(1)	$(1,878,719)	$0	$0	$(1,878,719)

Note 8.	DERIVATIVES

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

The following tables present the fair value of derivative contracts at June 30, 2012 and December 31, 2011. The fair value of futures contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis even though certain assets and liabilities qualify for net presentation in the statements of financial condition.

	June 30, 2012
Futures Contracts	Assets	Liabilities	Net
Agricultural	$1,839,520	$(146,438)	$1,693,082
Currencies	823,550	0	823,550
Energy	1,289,005	0	1,289,005
Metals	1,234,549	(6,020)	1,228,529
Total	$5,186,624	$(152,458)	$5,034,166

____________________

(1)	See Note 8. for the fair value of each type of contract within this category.

AIS FUTURES FUND IV L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

Note 8.	DERIVATIVES (CONTINUED)

	December 31, 2011
Futures Contracts	Assets	Liabilities	Net
Agricultural	$1,732,665	$0	$1,732,665
Currencies	735,374	0	735,374
Energy	833,600	(26,486)	807,114
Metals	0	(1,852,233)	(1,852,233)
Total	$3,301,639	$(1,878,719)	$1,422,920

Within the statements of financial condition, the fair value of futures contracts is included in unrealized gain on open futures contracts, net.

The following presents the Partnership’s derivative trading results and information related to the volume of the Partnership’s derivative activity for the three and six months ended June 30, 2012 and 2011. The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the statements of operations.

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Trading Gains (Losses)			Trading Gains (Losses)
		Change in	Number of		Change in	Number of
Futures Contracts	Realized	Unrealized	Contracts Closed	Realized	Unrealized	Contracts Closed
Agricultural	$4,654,181	$(1,998,724)	2,008	$(1,644,727)	$(3,067,930)	1,441
Currencies	(1,767,098)	1,267,700	506	2,207,235	(451,299)	623
Energy	(11,129,572)	3,391,754	1,418	(938,863)	(3,116,018)	1,861
Interest rates	0	0	0	(2,828,102)	510,284	522
Metals	(5,905,025)	2,041,736	506	5,882,136	(3,823,003)	674
Total futures contracts	(14,147,514)	4,702,466		2,677,679	(9,947,966)
Options on Futures Contracts
Stock index	0	0	345	0	0	0
Total	$(14,147,514)	$4,702,466		$2,677,679	$(9,947,966)

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Trading Gains (Losses)			Trading Gains (Losses)
		Change in	Number of		Change in	Number of
Futures Contracts	Realized	Unrealized	Contracts Closed	Realized	Unrealized	Contracts Closed
Agricultural	$7,224,064	$(39,583)	3,522	$5,206,370	$(6,894,585)	2,397
Currencies	412,554	88,176	1,044	4,356,795	(1,094,585)	1,194
Energy	(6,990,156)	481,891	2,368	3,928,990	(305,483)	3,512
Interest rates	0	0	0	(2,324,718)	(457,673)	1,015
Metals	(5,606,559)	3,080,762	867	10,276,000	(4,411,166)	1,383
Total futures contracts	(4,960,097)	3,611,246		21,443,437	(13,163,492)
Options on Futures Contracts
Stock index	(189,625)	0	715	0	0	0
Total	$(5,149,722)	$3,611,246		$21,443,437	$(13,163,492)

The number of contracts closed represents the number of contracts closed during the three and six months ended June 30, 2012 and 2011 in the applicable category.

Note 9.	MARKET AND CREDIT RISKS

The Partnership engages in the speculative trading of futures contracts and options on futures contracts. The Partnership is exposed to both market risk, the risk arising from changes in the fair value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

AIS FUTURES FUND IV L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

Note 9.	MARKET AND CREDIT RISKS (CONTINUED)

Purchase and sale of futures and options on futures contracts requires margin deposits with the futures brokers. Additional deposits may be necessary for any loss on contract fair value. The Commodity Exchange Act requires a futures broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury bills) deposited with a futures broker are considered commingled with all other customer funds subject to the futures broker’s segregation requirements. In the event of a futures broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited. The fair value of the Partnership’s assets deposited with Newedge USA, LLC and ADM Investor Services, Inc. is $16,977,753 and $8,791,725, respectively, at June 30, 2012, and $16,813,283 and $0, respectively, at December 31, 2011.

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

The following information presents the financial highlights for Series A Limited Partners of the Partnership for the three and six months ended June 30, 2012 and 2011. This information has been derived from information presented in the financial statements.

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total return for Series A Limited Partners taken as a whole(1)
Total return before General Partner Profit Share allocation	(14.39)%	(9.80)%	(5.87)%	3.82%
General Partner Profit Share allocation(5)	0.07%	1.85%	0.07%	(0.23)%
Total return after General Partner Profit Share allocation	(14.32)%	(7.95)%	(5.80)%	3.59%
Supplemental Data for Series A Limited Partners
Ratios to average net asset value:(2)
Expenses, excluding General Partner Profit Share allocation(3)	4.47%	4.50%	4.65%	4.68%
General Partner Profit Share allocation(1)	(0.02)%	(1.36)%	0.01%	0.97%
Total expenses	4.45%	3.14%	4.66%	5.65%
Net investment (loss)(3), (4)	(4.40)%	(4.34)%	(4.60)%	(4.52)%

The total returns and ratios are presented for Series A Limited Partners taken as a whole. An individual Limited Partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of their subscriptions and redemptions and given potentially different fee arrangements for a Series A Limited Partner.

The total returns and ratios exclude the effects of any 2% upfront selling commissions charged by Selling Agents.

________________

(1)	Not annualized.
(2)	The ratios of expenses and net investment (loss) to average net asset value do not include brokerage commissions.
(3)	Annualized.
(4)	The net investment (loss) is comprised of interest income less total expenses, excluding brokerage commissions and the General Partner Profit Share allocation.
(5)	The positive effect on the total return by the General Partner Profit Share allocation for the three and six months ended June 30, 2012 is due to a substantially full reversal of the allocation during the three months ended June 30, 2012.

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

During its operations for the three and six months ended June 30, 2012, the Partnership experienced no significant periods of illiquidity in any of the numerous markets traded by the General Partner.

PART I – FINANCIAL INFORMATION (CONTINUED)

Results of Operations

Performance Summary

Three Months Ended June 30, 2012

During the second quarter of 2012, the Partnership experienced net realized and unrealized gains/(losses) of $(9,471,844) from its trading operations, which is net of brokerage commissions of $26,796.  The Partnership incurred total expenses of $762,735, including $388,181 in Selling Agent Administrative and Service Fees, $321,804 in Management Fees (paid to the General Partner) and $52,750 in operating expenses.  The Partnership earned $11,961 in interest income and reversed $12,029 of previously accrued General Partner Profit Share allocation.  An analysis of trading gains and losses (not adjusted for any fees or expenses) by market sector is as follows:

Sector	% Gain (Loss)

Stock Index	0.00%
Bonds	0.00%
Currency	(0.22)%
Energy	(10.55)%
Metals	(4.92)%
Grains	5.10%

The Partnership experienced a loss in the second quarter of 2012. The largest loss came from long positions in energy, followed by losses from long positions in metals and a small loss from long positions in Australian and Canadian dollars. A small position in S&P 500 puts resulted in a negligible loss (0.00175%). Gains occurred in long positions in grains.

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

Six Months Ended June 30, 2012

During the six months ended June 30, 2012, the Partnership experienced net realized and unrealized gains/losses of $(1,593,254) from its trading operations, which is net of brokerage commissions of $54,778.  The Partnership incurred total expenses of $1,645,099, including $841,093 in Selling Agent Administrative and Service Fees, $698,506 in Management Fees (paid to the General Partner) and $105,500 in operating expenses.  The Partnership earned $20,059 in interest income and accrued a General Partner Profit Share allocation of $5,639.  An analysis of trading gains and losses (not adjusted for any fees or expenses) by market sector is as follows:

Sector	% Gain (Loss)

Stock Index	(0.26)%
Bonds	0.00%
Currency	1.26%
Energy	(8.97)%
Metals	(3.04)%
Grains	11.57%

The Partnership experienced a loss in the first six months of 2012. The largest loss came from long positions in energy, followed by a loss in long positions in metals and a minimal loss from a long position in S&P 500 puts. Gains occurred in the long positions in grains and long positions in Australian and Canadian dollars.

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

(b)           Not applicable.

(c)           Pursuant to the Partnership’s Limited Partnership Agreement, Limited Partners may withdraw all or part of their capital contributions and undistributed profits, if any, at the end of each calendar month.  The withdrawal by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners.  The following table summarizes the withdrawals by Limited Partners during the second calendar quarter of 2012:

Month	Withdrawal Amounts
April 30, 2012	$635,801
May 31, 2012	$154,027
June 30, 2012	$483,045

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

Dated: August 14, 2012

AIS FUTURES FUND IV L.P.

By:	AIS FUTURES MANAGEMENT LLC,
General Partner

By:	/s/ John Hummel
Name:	John Hummel
Title:	President (principal executive and principal financial officer)

