Form 10-Q
period 2012-09-30
AIS FUTURES FUND IV LP
filed 2012-11-14
CIK 1023453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

AIS FUTURES FUND IV L.P.

STATEMENTS OF FINANCIAL CONDITION

September 30, 2012 (Unaudited) and December 31, 2011 (Audited)

	September 30,	December 31,
	2012	2011
ASSETS
Equity in futures broker trading accounts
Cash (deficit)	$(4,410,881)	$1,392,243
United States government securities	15,492,994	13,997,799
Unrealized gain on open futures contracts, net	8,144,257	1,422,920
Interest receivable	593	321

Deposits with futures brokers	19,226,963	16,813,283

Cash	178,789	10,526,453
United States government securities	59,983,787	55,493,813

Total assets	$79,389,539	$82,833,549

LIABILITIES
Cash deficit at securities broker	$0	$10,497,556
Accounts payable	132,523	115,772
Commissions and other trading fees on open contracts payable	13,260	8,862
Management fee payable	125,482	119,074
Selling agent administrative and service fee payable	178,657	167,386
Subscriptions received in advance	140,000	25,000
Accrued General Partner Profit Share allocation	1,158,285	0
Redemptions payable	540,148	1,065,849

Total liabilities	2,288,355	11,999,499

PARTNERS' CAPITAL (Net Asset Value)
General Partner - Series B	449,542	361,193
Limited Partners - Series A	76,651,642	70,472,857

Total partners' capital (Net Asset Value)	77,101,184	70,834,050

	$79,389,539	$82,833,549

See accompanying notes.

AIS FUTURES FUND IV L.P.

CONDENSED SCHEDULE OF INVESTMENTS

September 30, 2012 (Unaudited)

UNITED STATES GOVERNMENT SECURITIES*

Face Value	Maturity Date	Description	Fair Value	% of Net Asset Value

$8,000,000	10/11/12	U.S. Treasury Bills	$7,999,649	10.38%
7,000,000	10/18/12	U.S. Treasury Bills	6,999,580	9.08%
14,000,000	12/06/12	U.S. Treasury Bills	13,996,863	18.15%
5,500,000	12/27/12	U.S. Treasury Bills	5,498,262	7.13%
5,000,000	01/03/13	U.S. Treasury Bills	4,998,272	6.48%
4,000,000	01/10/13	U.S. Treasury Bills	3,998,604	5.18%
6,500,000	01/24/13	U.S. Treasury Bills	6,497,376	8.43%
4,500,000	02/07/13	U.S. Treasury Bills	4,497,814	5.83%
7,000,000	02/14/13	U.S. Treasury Bills	6,996,660	9.07%
6,500,000	02/21/13	U.S. Treasury Bills	6,497,150	8.43%
1,000,000	02/28/13	U.S. Treasury Bills	999,527	1.30%
6,500,000	03/14/13	U.S. Treasury Bills	6,497,024	8.43%

		Total United States government securities (cost - $75,455,318)	$75,476,781	97.89%

LONG FUTURES CONTRACTS**

Description	Fair Value	% of Net Asset Value

Agricultural	$1,128,868	1.46%
Currencies	(332,370)	(0.43)%
Energy	213,774	0.28%
Metals	7,133,985	9.25%

Total long futures contracts	$8,144,257	10.56%

*	Includes $15,500,000 face value with a fair value of $15,492,994 pledged as collateral for the trading of futures and options on futures contracts.
**	No individual futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

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

See accompanying notes.

AIS FUTURES FUND IV L.P.

STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended September 30, 2012 and 2011 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
TRADING GAINS (LOSSES)
Realized	$15,458,458	$866,929	$10,308,736	$22,310,366
Change in unrealized	3,110,091	(15,535,453)	6,721,337	(28,698,945)
Brokerage commissions	(20,349)	(21,378)	(75,127)	(75,225)

Total trading gains (losses)	18,548,200	(14,689,902)	16,954,946	(6,463,804)

NET INVESTMENT (LOSS)
Income
Interest income	21,216	25,327	41,275	107,251

Expenses
Selling agent administrative and service fee	464,888	542,635	1,305,981	1,781,604
Management fee	370,618	433,302	1,069,124	1,424,936
Operating expenses	53,088	53,088	158,588	162,588

Total expenses	888,594	1,029,025	2,533,693	3,369,128

Net investment (loss)	(867,378)	(1,003,698)	(2,492,418)	(3,261,877)

NET INCOME (LOSS)	17,680,822	(15,693,600)	14,462,528	(9,725,681)

Less: General Partner Profit Share allocation	1,172,087	(541,358)	1,177,726	425,595

Net income (loss) for pro rata allocation to all partners	$16,508,735	$(15,152,242)	$13,284,802	$(10,151,276)

See accompanying notes.

AIS FUTURES FUND IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)

For the Nine Months Ended September 30, 2012 and 2011 (Unaudited)

	Partners' Capital
	Series B -	Series A -
	General	Limited
	Partner	Partners	Total

Balances at December 31, 2011	$361,193	$70,472,857	$70,834,050

Net income for the nine months ended September 30, 2012:
General Partner Profit Share allocation	19,441	0	19,441
Pro rata allocation to all partners	88,349	13,196,453	13,284,802

Subscriptions	0	2,456,000	2,456,000

Redemptions	(19,441)	(9,473,668)	(9,493,109)

Balances at September 30, 2012	$449,542	$76,651,642	$77,101,184

Balances at December 31, 2010	$392,355	$96,739,512	$97,131,867

Net income (loss) for the nine months ended September 30, 2011:
General Partner Profit Share allocation	425,595	0	425,595
Pro rata allocation to all partners	(54,173)	(10,097,103)	(10,151,276)

Subscriptions	0	1,865,197	1,865,197

Redemptions	(425,595)	(18,977,032)	(19,402,627)

Balances at September 30, 2011	$338,182	$69,530,574	$69,868,756

See accompanying notes.

AIS FUTURES FUND IV L.P.

NOTES TO FINANCIAL STATEMENTS

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	General Description of the Partnership

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

The Partnership applies the provisions of Codification Topic 740, Income Taxes, which prescribe the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. This accounting standard requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax expense in the current year. The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense. The General Partner has concluded there is no tax expense or interest expense related to uncertainties in income tax positions for either of the three or nine months ended September 30, 2012 and 2011.

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

The financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP may be omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary that were of a normal and recurring nature and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three and nine months ended September 30, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

During the three and nine months ended September 30, 2012 and 2011, certain Series A Limited Partners were charged Management Fees at a rate lower than described above, to offset the effect of the additional 1.5% per annum Selling Agent Administrative and Service Fee described in Note 3. Accordingly, for the three months ended September 30, 2012 and 2011, Management Fees were reduced by approximately $11,400 during each period. For the nine months ended September 30, 2012 and 2011, Management Fees were reduced by approximately $17,050 and $33,200, respectively.

Note 3.	SELLING AGENT ADMINISTRATIVE AND SERVICE FEES

Certain Series A Limited Partners that were solicited by Selling Agents are charged a Selling Agent Administrative and Service Fee (the Service Fee) equal to 1/12 of 2.5% (2.5% annually) of each Series A Limited Partner’s month-end Net Assets, as defined, sold by them which remain outstanding as of each month-end. The Selling Agents may pass on a portion of the Service Fee to its investment executives. In the event the Service Fee is no longer payable to a Selling Agent, the relevant Limited Partner who was solicited by such Selling Agent will no longer be charged the Service Fee. For the three and nine months ended September 30, 2012 and 2011, certain Limited Partners were not subject to the Service Fee. The Service Fee is accrued and expensed as incurred.

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

Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. A selling commission of up to 2% of the subscription amount may be deducted from the subscription proceeds and paid to the applicable Selling Agent, if any. For the three months ended September 30, 2012 and 2011, no selling commissions were charged to Series A Limited Partners. For the nine months ended September 30, 2012 and 2011, selling commissions of $1,000 and $0 were charged to Series A Limited Partners, respectively. Series A Limited Partner subscriptions, as presented in the statements of changes in partners’ capital (net asset value), are net of such selling commissions, if any.

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

The Partnership deposits cash and U.S. government securities with Wells Fargo Advisors, LLC, subject to Securities and Exchange Commission regulations and securities broker requirements. Margin requirements are satisfied by the deposit of cash and securities with such securities broker. Accordingly, assets used to meet margin and other securities broker or regulatory requirements are partially restricted. The Partnership earns interest income on its assets deposited with the securities broker. On December 30, 2011, the Partnership purchased U.S. Treasury Bills for $10,497,556. Such purchase created a cash deficit at securities broker of $10,497,556. Such deficit was paid by the Partnership on January 3, 2012 with cash held at an affiliate of the securities broker. The fair value of the Partnership’s U.S. Treasury Bills held at the securities broker totaled $59,983,787 and $55,493,813 at September 30, 2012 and December 31, 2011, respectively.

Note 7.	FAIR VALUE

Fair value, as defined in the Fair Value Measurements and Disclosures Topic of the Codification, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy, as set forth in the Fair Value Measurements and Disclosures Topic of the Codification, prioritizes the inputs to valuation techniques used to measure fair value into three broad levels: quoted market prices in active markets for identical assets or liabilities (Level 1); inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (Level 2); and unobservable inputs for an asset or liability (Level 3). If the inputs used to measure a financial instrument fall within different levels of the fair value hierarchy, the categorization is based on the lowest level input that is significant to the measurement of that financial instrument. The Partnership recognizes transfers between fair value hierarchy levels, if any, at the beginning of the reporting period. There were no transfers between levels during the nine months ended September 30, 2012 and during the year ended December 31, 2011.

For U.S. government securities, which are categorized as Level 2 fair value measurements at September 30, 2012 and December 31, 2011, fair value is determined as cost plus accrued interest, which represents an income approach to fair value measurement.

AIS FUTURES FUND IV L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 7.	FAIR VALUE (CONTINUED)

The following tables summarize the Partnership’s assets and liabilities accounted for at fair value at September 30, 2012 and December 31, 2011 using the fair value hierarchy. Fair value is presented on a gross basis even though certain assets and liabilities qualify for net presentation in the statements of financial condition.

	September 30, 2012
Description	Level 1	Level 2	Level 3	Total
Assets
Futures contracts(1)	$8,886,582	$0	$0	$8,886,582
U.S. Treasury bills	0	75,476,781	0	75,476,781
Total assets	$8,886,582	$75,476,781	$0	$84,363,363
Liabilities
Futures contracts(1)	$(742,325)	$0	$0	$(742,325)

	December 31, 2011
Description	Level 1	Level 2	Level 3	Total
Assets
Futures contracts(1)	$3,301,639	$0	$0	$3,301,639
U.S. Treasury bills	0	69,491,612	0	69,491,612
Total assets	$3,301,639	$69,491,612	$0	$72,793,251
Liabilities
Futures contracts(1)	$(1,878,719)	$0	$0	$(1,878,719)

(1)	See Note 8. for the fair value of each type of contract within this category.

Note 8.	DERIVATIVES

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

The following tables present the fair value of derivative contracts at September 30, 2012 and December 31, 2011. The fair value of futures contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis even though certain assets and liabilities qualify for net presentation in the statements of financial condition.

	September 30, 2012
Futures Contracts	Assets	Liabilities	Net
Agricultural	$1,538,823	$(409,955)	$1,128,868
Currencies	0	(332,370)	(332,370)
Energy	213,774	0	213,774
Metals	7,133,985	0	7,133,985
Total	$8,886,582	$(742,325)	$8,144,257

AIS FUTURES FUND IV L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 8.	DERIVATIVES (CONTINUED)

	December 31, 2011
Futures Contracts	Assets	Liabilities	Net
Agricultural	$1,732,665	$0	$1,732,665
Currencies	735,374	0	735,374
Energy	833,600	(26,486)	807,114
Metals	0	(1,852,233)	(1,852,233)
Total	$3,301,639	$(1,878,719)	$1,422,920

Within the statements of financial condition, the fair value of futures contracts is included in unrealized gain on open futures contracts, net.

The following presents the Partnership’s derivative trading results and information related to the volume of the Partnership’s derivative activity for the three and nine months ended September 30, 2012 and 2011. The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the statements of operations.

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Trading Gains (Losses)			Trading Gains (Losses)
		Change in	Number of		Change in	Number of
Futures Contracts	Realized	Unrealized	Contracts Closed	Realized	Unrealized	Contracts Closed
Agricultural	$6,112,459	$(564,214)	705	$149,645	$(3,445,126)	181
Currencies	2,454,690	(1,155,920)	501	(2,036,461)	(2,989,450)	730
Energy	6,257,462	(1,075,231)	1,439	(4,840,858)	(3,818,008)	1,809
Interest rates	0	0	0	(1,441,160)	(219,742)	318
Metals	633,847	5,905,456	330	4,151,351	(5,063,127)	440
Stock index	0	0	0	4,884,412	0	768
Total futures contracts	$15,458,458	$3,110,091		$866,929	$(15,535,453)

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Trading Gains (Losses)			Trading Gains (Losses)
		Change in	Number of		Change in	Number of
Futures Contracts	Realized	Unrealized	Contracts Closed	Realized	Unrealized	Contracts Closed
Agricultural	$13,336,523	$(603,797)	4,227	$5,356,015	$(10,339,711)	2,578
Currencies	2,867,244	(1,067,744)	1,545	2,320,334	(4,084,035)	1,924
Energy	(732,694)	(593,340)	3,807	(911,868)	(4,123,491)	5,321
Interest rates	0	0	0	(3,765,878)	(677,415)	1,333
Metals	(4,972,712)	8,986,218	1,197	14,427,351	(9,474,293)	1,823
Stock index	0	0	0	4,884,412	0	768
Total futures contracts	10,498,361	6,721,337		22,310,366	(28,698,945)
Options on Futures Contracts
Stock index	(189,625)	0	715	0	0	0
Total	$10,308,736	$6,721,337		$22,310,366	$(28,698,945)

The number of contracts closed represents the number of contracts closed during the three and nine months ended September 30, 2012 and 2011 in the applicable category.

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

Purchase and sale of futures and options on futures contracts requires margin deposits with the futures brokers. Additional deposits may be necessary for any loss on contract fair value. The Commodity Exchange Act requires a futures broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury bills) deposited with a futures broker are considered commingled with all other customer funds subject to the futures broker’s segregation requirements. In the event of a futures broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited. The fair value of the Partnership’s assets deposited with Newedge USA, LLC and ADM Investor Services, Inc. is $14,888,774 and $4,338,189, respectively, at September 30, 2012, and $16,813,283 and $0, respectively, at December 31, 2011.

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

The following information presents the financial highlights for Series A Limited Partners of the Partnership for the three and nine months ended September 30, 2012 and 2011. This information has been derived from information presented in the financial statements.

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total return for Series A Limited Partners taken as a whole(1)
Total return before General Partner Profit Share allocation	27.95%	(19.68)%	20.44%	(16.61)%
General Partner Profit Share allocation(5)	(1.91)%	1.91%	(1.71)%	1.79%
Total return after General Partner Profit Share allocation	26.04%	(17.77)%	18.73%	(14.82)%
Supplemental Data for Series A Limited Partners
Ratios to average net asset value:(2)
Expenses, excluding General Partner Profit Share allocation(3)	5.06%	4.39%	4.79%	4.59%
General Partner Profit Share allocation(1)	1.67%	(0.58)%	1.67%	0.43%
Total expenses	6.73%	3.81%	6.46%	5.02%
Net investment (loss)(3), (4)	(4.94)%	(4.28)%	(4.71)%	(4.44)%

The total returns and ratios are presented for Series A Limited Partners taken as a whole. An individual Limited Partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of their subscriptions and redemptions and given potentially different fee arrangements for a Series A Limited Partner.

The total returns and ratios exclude the effects of any 2% upfront selling commissions charged by Selling Agents.

(1)	Not annualized
(2)	The ratios of expenses and net investment (loss) to average net asset value do not include brokerage commissions.
(3)	Annualized
(4)	The net investment (loss) is comprised of interest income less total expenses, excluding brokerage commissions and the General Partner Profit Share allocation.
(5)	The positive effect on the total return by the General Partner Profit Share allocation for the three and nine months ended September 30, 2011 is due to a substantial reversal of the allocation during the three months ended September 30, 2011.

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

During its operations for the three and nine months ended September 30, 2012, the Partnership experienced no significant periods of illiquidity in any of the numerous markets traded by the General Partner.

PART I – FINANCIAL INFORMATION (CONTINUED)

Results of Operations

Performance Summary

Three Months Ended September 30, 2012

During the third quarter of 2012, the Partnership experienced net realized and unrealized gains/(losses) of $18,548,200 from its trading operations, which is net of brokerage commissions of $20,349.  The Partnership incurred total expenses of $888,594, including $464,888 in Selling Agent Administrative and Service Fees, $370,618 in Management Fees (paid to the General Partner) and $53,088 in operating expenses.  The Partnership earned $21,216 in interest income and accrued a General Partner Profit Share allocation of $1,172,087.  An analysis of trading gains and losses (not adjusted for any fees or expenses) by market sector is as follows:

Sector	% Gain (Loss)

Stock Index	0.00%
Bonds	0.00%
Currency	1.95%
Energy	7.83%
Metals	9.04%
Grains	8.76%

The Partnership experienced a gain in the third quarter of 2012, as positions in all four asset groups in which the Partnership was invested were profitable. The largest gain came from the long position in metals followed closely by the long positions in the grain complex and the long position in the energy complex. A smaller gain was also achieved in the long positions in Australian and Canadian dollars.

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

The Partnership experienced a loss in the third quarter of 2011. The largest loss came from long positions in the energy complex, followed by a loss in long positions in Australian and Canadian dollars, a loss in the long position in the grain complex, a short position in U.S. Treasury bond futures and a small loss in the long position in metals. A gain occurred in a short position in the S&P 500.

PART I – FINANCIAL INFORMATION (CONTINUED)

Nine Months Ended September 30, 2012

During the nine months ended September 30, 2012, the Partnership experienced net realized and unrealized gains/(losses) of $16,954,946 from its trading operations, which is net of brokerage commissions of $75,127.  The Partnership incurred total expenses of $2,533,693, including $1,305,981 in Selling Agent Administrative and Service Fees, $1,069,124 in Management Fees (paid to the General Partner) and $158,588 in operating expenses.  The Partnership earned $41,275 in interest income and accrued a General Partner Profit Share allocation of $1,177,726.  An analysis of trading gains and losses (not adjusted for any fees or expenses) by market sector is as follows:

Sector	% Gain (Loss)

Stock Index	(0.26)%
Bonds	0.00%
Currency	3.24%
Energy	(1.84)%
Metals	5.72%
Grains	21.35%

The Partnership experienced a gain in the first nine months of 2012. The largest gain came from the long positions in the grain complex. Smaller gains came from the long positions in metals and the long positions in Australian and Canadian dollars. A small loss occurred from the long positions in the energy complex and a minimal loss occurred from a long position in S&P 500 puts.

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

The Partnership experienced a loss in the first nine months of 2011. The largest loss came from long positions in the energy complex, followed by long positions in the grain complex, a short position in U.S. Treasury bonds and long positions in Australian and Canadian dollars. Gains were achieved from a short position in the S&P 500 and long positions in metals.

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

(b)           Not applicable.

(c)           Pursuant to the Partnership’s Limited Partnership Agreement, Limited Partners may withdraw all or part of their capital contributions and undistributed profits, if any, at the end of each calendar month.  The withdrawal by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners.  The following table summarizes the withdrawals by Limited Partners during the third calendar quarter of 2012:

Month	Withdrawal Amounts
July 31, 2012	$2,371,830.57
August 31, 2012	$973,886.82
September 30, 2012	$534,626.03

Item 3:  Defaults Upon Senior Securities

(a)           None.

(b)           None.

Item 4:  Mine Safety Disclosures

Not applicable.

PART II - OTHER INFORMATION (CONTINUED)

Item 5:  Other Information

(a)           None.

(b)           Not applicable.

Item 6: Exhibits

The following exhibits are incorporated herein by reference as set forth below.

Exhibit Number	Description of Document

3.1*	Certificate of Formation of AIS Futures Fund IV L.P.

4.2**	Fourth Amended and Restated Limited Partnership Agreement of AIS Futures Fund IV L.P., dated as of March 1, 2008.

The following exhibits are included herewith.

Exhibit Number	Description of Document

31.01	Rule 13a-14(a)/15d-14(a) Certification

31.02	Section 1350 Certification

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

Dated: November 14, 2012

AIS FUTURES FUND IV L.P.

By:	AIS FUTURES MANAGEMENT LLC,

General Partner

By:	/s/ John Hummel
Name: John Hummel
Title: President (principal executive and principal
financial officer)

