Form 10-K
period 2012-12-31
AIS FUTURES FUND IV LP
filed 2013-03-22
CIK 1023453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Yes ☒ No☐

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

AIS Futures Fund IV L.P. (the “Partnership”) is a Delaware limited partnership organized on August 28, 1996 under the Delaware Revised Uniform Limited Partnership Act. AIS Futures Management LLC (“AIS” or the “General Partner”), a Delaware limited liability company, is the general partner and trading advisor of the Partnership. The Partnership’s business is speculative trading of futures contracts, options on futures contracts and physical commodities and other commodity-related contracts traded primarily on domestic markets (collectively “Futures Contracts”) pursuant to the trading and investment methodology of AIS. The Partnership holds a substantial majority of its assets in United States Treasury bills as margin, or available for margin, to support its futures trading activity. The Partnership began its trading activities on February 2, 1997. Under its Limited Partnership Agreement, as amended through the date of this annual report (the “Limited Partnership Agreement”), the Partnership has delegated all aspects of the Partnership’s management to AIS. Accordingly, AIS controls and manages the business of the Partnership, and purchasers of limited partnership interests (“Interests”) in the Partnership, as the Partnership’s “Limited Partners,” have no right to participate in management or control of the Partnership.

AIS is the successor to AIS Futures Management, Inc., has been continuously registered with the Commodity Futures Trading Commission (“CFTC”) as a Commodity Pool Operator (“CPO”) since May 14, 1990 and as a Commodity Trading Advisor (“CTA”) since August 20, 1992, and has been a member of the National Futures Association (“NFA”) in such capacities since such dates.

As of February 28, 2013, the aggregate net asset value of the Partnership was $64,357,385.

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

Description of Trading Approach

In trading for the Partnership, AIS employs its MAAP strategy. MAAP is a discretionary, long-term oriented investment strategy. The MAAP investment process begins with a global macro-economic analysis and then uses a technical and systematic study of current trends and futures contract valuation to determine the direction and size of positions to be taken in MAAP. Once in a position, the MAAP investment process includes consideration of both trend-following strategies and the valuation levels of the underlying futures contracts in making adjustments to position size and direction. The principals of AIS have used the MAAP investment process for over 20 years.

MAAP maintains long, short or neutral positions in markets within each of the following six asset classes using futures contracts, options on futures contracts or a combination of both: equities, fixed income, currency, metals, agricultural products and energy products.

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

Regulation

Under the Commodity Exchange Act, as amended (the “CEA”), commodity exchanges and futures trading are subject to regulation by the CFTC.  NFA, a “registered futures association” under the CEA, is the only non-exchange self-regulatory organization for futures industry professionals.  The CFTC has delegated to NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons and “floor brokers” and “floor traders.”  The CEA requires commodity pool operators and commodity trading advisors, such as the General Partner, and commodity brokers or futures commission merchants, such as the Commodity Brokers to be registered and to comply with various reporting and record keeping requirements.  The CFTC may suspend a commodity pool operator’s or commodity trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations.  In the event that the registration of the General Partner as a commodity pool operator or a commodity trading advisor were terminated or suspended, the General Partner would be unable to continue to manage the business of the Partnership.  Should the General Partner’s registration be suspended, termination of the Partnership might result.

In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long or net short position which any person may hold or control in particular commodities.  Most exchanges also limit the changes in futures contract prices that may occur during a single trading day. In October 2011, the CFTC adopted a separate position limits regime for 28 so-called “exempt” (i.e., metals and energy) and agricultural futures and options contracts and their economically equivalent swap contracts. On September 28, 2012, the United States District Court for the District of Columbia vacated these rules. The CFTC has appealed that ruling, and there is considerable uncertainty about the outcome of that appeal and whether the CFTC will publish future rulemakings addressing “exempt” futures and options contracts and their economically equivalent swap contracts.

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

(ii) Interest Income

Substantially all of the proceeds from the sale of Interests are deposited in the Partnership’s accounts with the Commodity Brokers and Wells Fargo Bank, N.A. in Greenwich, Connecticut (“Wells Fargo”) and are held in cash or in U.S. Treasury bills in accordance with CFTC regulations and are available to support the Partnership’s trading. Approximately 30% to 60% of the Partnership’s assets is expected to be held in the Partnership’s name at Wells Fargo, although the actual percentage may be greater than or less than the expected range at any time. The balance of the Partnership’s assets will be held in segregated or secured amount accounts at the Commodity Brokers. Notwithstanding the foregoing, the Partnership may, in the General Partner’s sole discretion, hold all or substantially all of its assets with the Commodity Brokers, although it does not currently expect to do so. All interest income earned on the Partnership’s assets, in accounts with both the Commodity Brokers and Wells Fargo, accrues to the benefit of the Partnership.

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

As of February 28, 2013, there were 686 holders of Interests.

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

The following table summarizes Limited Partner redemptions during the fourth calendar quarter of 2012:

Month Ended	Amount Redeemed
October 31, 2012	$846,942
November 30, 2012	485,319
December 31, 2012	70,529
Total	$1,402,790

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

The Partnership’s assets are generally held as cash or cash equivalents which are used to margin the Partnership’s futures positions and are withdrawn, as necessary, to pay redemptions and expenses.  Other than potential market-imposed  limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading, the Partnership’s assets are highly liquid and are expected to remain so.  During its operations through December 31, 2012, the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the General Partner on behalf of the Partnership.

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

Financial assets and liabilities recorded on the statements of financial condition at December 31, 2012 and December 31, 2011 are categorized as Level 1 and Level 2 based on the inputs to the valuation techniques.  Level 1 denotes fair value is based on unadjusted quoted prices for identical assets or liabilities in an active market that the Partnership has the ability to access.  Level 2 denotes fair value is based on observable inputs other than quoted market prices that the Partnership has the ability to access.

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

2012

During 2012, the Partnership achieved a net realized and unrealized gain of $10,321,298 from its trading operations, which is net of brokerage commissions of $101,783.  The Partnership incurred total expenses of $3,315,990 including $1,733,091 in Selling Agent Administrative and Service Fees, $1,412,311 in Management Fees (paid to the General Partner) and $170,588 in operating expenses.  The Partnership earned $62,822 in interest income and allocated a Profit Share of $93,096 to the General Partner.  An analysis of trading gains and losses (not adjusted for any fees or expenses) by market sector is as follows:

Sector	% Gain (Loss)
Stock Index	(0.26)%
Bonds	0.00%
Currency	5.38%
Energy	(2.43)%
Metals	0.56%
Grains	14.99%

The Partnership experienced a profitable year in 2012, as three of the six asset classes potentially traded by the fund produced gains. The largest gain came from long positions in grains, followed by long and short positions in currencies and long positions in metals. Losses occurred in long positions in the energy sector and from a long put position in the S&P 500.

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

AIS, the general partner and trading advisor of the Partnership, with the participation of AIS’ President and Vice President, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this annual report, and, based on their evaluation, has concluded that these disclosure controls and procedures are effective.  Additionally, there were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

AIS has assessed the effectiveness of its internal control over the financial reporting with respect to the Partnership as of December 31, 2012. In making this assessment, AIS used the general framework set out in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on its assessment, management of AIS has concluded that, as of December 31, 2012, its internal control over financial reporting with respect to the Partnership is effective.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in the General Partner’s internal control over financial reporting during the period ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

John Hummel, age 67, has been the President, Treasurer and Director of AIS since its inception. Mr. Hummel has been a member, associated person and principal of AIS since May 1990. Mr. Hummel has been a research analyst and portfolio manager in the securities field since June 1967 and has traded commodities for his personal account since February 1981 and for customers since June 1983. Mr. Hummel has also been, since its inception in September 1993, the President and a Director, member, associated person and principal of AIS Capital Management LLC (“AIS Capital Management”) and its predecessor, AIS Capital Management, Inc., a registered commodity pool operator and investment adviser. Mr. Hummel currently serves as the portfolio manager of AIS Balanced Fund L.P. (formerly Cowen Premier Balanced Fund L.P.), AIS Capital Growth Fund, L.P., and AIS Gold Fund L.P., the general partner of each of which is AIS Capital Management. From May 1990 until March 31, 1993, Mr. Hummel was affiliated with Cowen & Company, a broker-dealer and investment adviser formed in 1918 which is a member of the New York Stock Exchange and all other principal United States exchanges. At Cowen & Company, Mr. Hummel was directly responsible for managing individual and institutional stock and bond portfolios. From June 1987 until July 1990, Mr. Hummel was affiliated with Matuschka & Co. L.P. (formerly Matuschka Moser Partners L.P.), a United States affiliate of The Matuschka Group, a privately-owned investment firm headquartered in Germany, where he was directly responsible for managing individual and institutional stock and bond portfolios. Also during such time, Mr. Hummel was affiliated with Matuschka Moser Futures Management Corporation from June 1987 until October 1990 where he acted as a portfolio manager with respect to futures trading. Prior to joining Matuschka & Co. L.P. in June 1987, Mr. Hummel was a Managing Director of Mitchell Hutchins Asset Management, Inc., an investment advisory firm which at the time was a subsidiary of PaineWebber Inc. (which was later acquired by UBS Global Asset Management US Inc.), where he had been responsible for individual and institutional investment portfolios since January 1977. Mr. Hummel directed the trading of Mitchell Hutchins Futures Fund, Ltd. from its inception in December 1983 through June 1987. From April 1976 to December 1976, Mr. Hummel worked for Reynolds Securities, Inc., a brokerage firm in Milwaukee, Wisconsin, where he was an account executive, series 7 broker, specializing in pension consulting. From June 1969 to April 1976, Mr. Hummel served as President of Asset Management Corporation, an investment advisory firm which he helped organize. From June 1967 to June 1969, Mr. Hummel worked as a research analyst for Robert W. Baird & Co., a brokerage firm in Milwaukee, Wisconsin. Mr. Hummel received a B.S. degree in investment management from Northwestern University in 1967.

Bradley C. Stern, age 47, is the Vice President of AIS and of AIS Capital Management. Mr. Stern has been a member and associated person of AIS since March 1993, a member and associated person of AIS Capital Management since March 2004 and a principal of both AIS and AIS Capital Management since November 1993. Mr. Stern graduated from Emory University in with a B.B.A. degree and did post graduate work in finance at New York University in 1991 and 1992. From September 1988 to April 1989, he was an account executive with the recruiting firm Winston Resources, where he was responsible for recruiting personnel for various professional positions. From April 1989 to September 1989, he worked as a liaison between retail brokers and insurance companies regarding such insurance products as annuities, term life and whole life insurance at Thomson McKinnon Securities Inc., a registered broker-dealer. From September 1989 through March 1993, Mr. Stern became an Assistant Portfolio Manager at Cowen & Company, a broker-dealer and investment adviser formed in 1918 which is a member of the New York Stock Exchange and all other principal United States exchanges, and his responsibilities increased during his time there to include acting as a Trading Analyst for Cowen & Company. In March 1993, Mr. Stern left Cowen & Company with Mr. Hummel to join AIS and has been with AIS since that time.

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

Item 12: Security Ownership of Certain Beneficial Owners and Management and related stockholder matters

(a)	Securities authorized for issuance under equity compensation plans

None.

(b)	Security ownership of certain beneficial owners

As of February 28, 2013, the General Partner knows of the following persons who own beneficially more than 5% of the Partnership’s Interests as follows:

Name and Address	Value of Interests held	Percentage Ownership
City of Meriden Police and Fire Fund H 142 East Main Street Meriden, CT 06108	$8,290,215	12.88%
City of Meriden Employees Fund M 142 East Main Street Meriden, CT 06108	$10,015,861	15.56%

All of the Partnership’s general partner interest is held by AIS Futures Management LLC.

(c)	Security Ownership of Management

The Partnership has no officers or directors. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner, which has discretionary authority over the Partnership’s trading. As of February 28, 2013, the General Partner’s interest in the Partnership was valued at $390,082, which constituted 0.61% of the Partnership’s total assets.

As of February 28, 2013, no director, executive officer or member of the General Partner beneficially owned Interests in the Partnership.

(d)	Changes in Control

There have been no changes in control of the Partnership.

Item 13: Certain Relationships and Related Transactions, and Director Independence

See “Item 11: Executive Compensation” and “Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” The Partnership paid the General Partner $1,412,311 in Management Fees for the year ended December 31, 2012. The Partnership allocated to the General Partner $93,096 in Profit Share for the year ended December 31, 2012. The General Partner’s interest in the Partnership showed an allocation of profit of $49,680 for the year ended December 31, 2012. The Management Fees and Profit Share paid by the Partnership to AIS were not negotiated and are higher than they would have been had they been the result of arm’s-length bargaining.

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

Item 14: principal accounting fees and services

The following table sets forth the fees billed to the Partnership for professional audit services and professional tax services provided by Arthur F. Bell, Jr. & Associates, L.L.C., the Partnership’s independent registered public accountant for 2012 and 2011, for the audit of the Partnership’s annual financial statements and filing of the Partnership’s annual income tax returns for the years ended December 31, 2012 and 2011, respectively.

FEE CATEGORY	2012	2011
Audit Fees(1)	$72,026	$71,634
Audit-Related Fees	-	-
Tax Fees(2)	$16,000	$16,000
All Other Fees	-	-
TOTAL FEES	$88,026	$87,634

(1)	Audit fees consist of fees for professional services rendered for the audit of the Partnership’s financial statements and review of financial statements included in the Partnership’s quarterly reports.

(2)	Tax fees consist of fees for the preparation of the Partnership’s U.S. federal and required state tax returns. The entire amount of such fees was pre-approved by the principals of AIS.

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

The following financial statements are included herewith, beginning following the Index to Financial Statements appearing after the signature page hereof, and are incorporated into Item 8:

• Statements of Financial Condition at December 31, 2012 and 2011;

• Condensed Schedule of Investments at December 31, 2012;

• Condensed Schedule of Investments at December 31, 2011;

• Statements of Operations For the Years Ended December 31, 2012 and 2011; and

•	Statements of Changes in Partners’ Capital (Net Asset Value) For the Years Ended December 31, 2012 and 2011.

(b)	Exhibits

The following documents (unless otherwise indicated) are filed herewith and made part of this registration statement.

Exhibit Designation	Description
*3.1	Certificate of Formation of AIS Futures Fund IV L.P.
**4.2	Fourth Amended and Restated Limited Partnership Agreement of AIS Futures Fund IV L.P., dated as of March 1, 2008
31.01	Rule 13a-14(a)/15d-14(a) Certification
32.01	Section 1350 Certification

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

Dated: March 22, 2013

AIS FUTURES FUND IV L.P.

By: AIS FUTURES MANAGEMENT LLC

By:	/s/ John Hummel
Name: John Hummel
Title: President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the registrant and in the capacities and on the date indicated.

Dated:  March 22, 2013

By:	/s/ John Hummel
Name: John Hummel
Title: Executive Officer, Principal Financial Officer and majority of the board of directors, or equivalent thereof, of AIS Futures Management LLC

INDEX TO FINANCIAL STATEMENTS

AIS Futures Fund IV L.P. Annual Report, December 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

AIS Futures Fund IV L.P.

We have audited the accompanying statements of financial condition of AIS Futures Fund IV L.P., including the condensed schedules of investments, as of December 31, 2012 and 2011, and the related statements of operations and changes in partners’ capital (net asset value) for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AIS Futures Fund IV L.P. as of December 31, 2012 and 2011, and the results of its operations and the changes in its net asset values for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Arthur F. Bell, Jr. & Associates, L.L.C.

Hunt Valley, Maryland

March 21, 2013

AIS FUTURES FUND IV L.P.

STATEMENTS OF FINANCIAL CONDITION

December 31, 2012 and 2011

_________________

	2012	2011
ASSETS
Equity in futures broker trading accounts
Cash	$7,717,348	$1,392,243
United States government securities	11,998,456	13,997,799
Unrealized gain (loss) on open futures contracts, net	(3,196,249)	1,422,920
Interest receivable	326	321

Deposits with futures brokers	16,519,881	16,813,283

Cash	4,555,241	10,526,453
United States government securities	48,986,396	55,493,813

Total assets	$70,061,518	$82,833,549

LIABILITIES
Cash deficit at securities broker	$0	$10,497,556
Accounts payable	105,042	115,772
Commissions and other trading fees on open contracts payable	13,278	8,862
Management fee payable	112,035	119,074
Selling agent administrative and service fee payable	159,464	167,386
Subscriptions received in advance	0	25,000
Redemptions payable	143,073	1,065,849

Total liabilities	532,892	11,999,499

PARTNERS’ CAPITAL (Net Asset Value)
General Partner - Series B	410,873	361,193
Limited Partners - Series A	69,117,753	70,472,857

Total partners’ capital (Net Asset Value)	69,528,626	70,834,050

	$70,061,518	$82,833,549

See accompanying notes.

AIS FUTURES FUND IV L.P.

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2012

_______________

UNITED STATES GOVERNMENT SECURITIES*

Face Value	Maturity Date	Description	Fair Value	% of Net Asset Value

$5,000,000	01/03/13	U.S. Treasury Bills	$4,999,947	7.19%
2,500,000	01/10/13	U.S. Treasury Bills	2,499,916	3.60%
6,500,000	01/24/13	U.S. Treasury Bills	6,499,466	9.35%
3,500,000	02/07/13	U.S. Treasury Bills	3,499,510	5.03%
5,000,000	02/14/13	U.S. Treasury Bills	4,999,233	7.19%
4,000,000	02/21/13	U.S. Treasury Bills	3,999,400	5.75%
1,000,000	02/28/13	U.S. Treasury Bills	999,817	1.44%
4,500,000	03/14/13	U.S. Treasury Bills	4,499,079	6.47%
15,000,000	04/11/13	U.S. Treasury Bills	14,994,763	21.56%
14,000,000	06/13/13	U.S. Treasury Bills	13,993,721	20.13%

		Total United States government securities
		(cost - $60,964,620)	$60,984,852	87.71%

LONG FUTURES CONTRACTS**

Description	Fair Value	% of Net Asset Value

Agricultural	$(1,834,827)	(2.64)%
Currencies	(298,925)	(0.43)%
Energy	697,835	1.00%
Metals	(2,530,852)	(3.64)%

Total long futures contracts	$(3,966,769)	(5.71)%

SHORT FUTURES CONTRACTS**

Description

Currencies	$770,520	1.11%

Total futures contracts	$(3,196,249)	(4.60)%

*	Includes $12,000,000 face value with a fair value of $11,998,456 pledged as collateral for the trading of futures and options on futures contracts.
**	No individual futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

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

See accompanying notes.

AIS FUTURES FUND IV L.P.

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2012 and 2011

_______________

	2012	2011
TRADING GAINS (LOSSES)
Realized	$15,042,250	$10,549,941
Change in unrealized	(4,619,169)	(12,085,896)
Brokerage commissions	(101,783)	(87,389)

Total trading gains (losses)	10,321,298	(1,623,344)

NET INVESTMENT (LOSS)
Income
Interest income	62,822	118,806

Expenses
Selling agent administrative and service fee	1,733,091	2,235,282
Management fee	1,412,311	1,796,627
Operating expenses	170,588	193,088

Total expenses	3,315,990	4,224,997

Net investment (loss)	(3,253,168)	(4,106,191)

NET INCOME (LOSS)	7,068,130	(5,729,535)

Less: General Partner Profit Share allocation	93,096	425,595

Net income (loss) for pro rata allocation to all partners	$6,975,034	$(6,155,130)

Net income (loss) is comprised as follows:

Net income attributable to General Partner	$142,776	$394,433
Net income (loss) attributable to Limited Partners	6,925,354	(6,123,968)

Total net income (loss)	$7,068,130	$(5,729,535)

See accompanying notes.

AIS FUTURES FUND IV L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)

For the Years Ended December 31, 2012 and 2011

_______________

	Partners’ Capital
	Series B -	Series A -
	General	Limited
	Partner	Partners	Total

Balances at December 31, 2010	$392,355	$96,739,512	$97,131,867

Net income (loss) for the year ended December 31, 2011:
General Partner Profit Share allocation	425,595	0	425,595
Pro rata allocation to all partners	(31,162)	(6,123,968)	(6,155,130)

Subscriptions	0	2,374,609	2,374,609

Redemptions	(425,595)	(22,517,296)	(22,942,891)

Balances at December 31, 2011	361,193	70,472,857	70,834,050

Net income for the year ended December 31, 2012:
General Partner Profit Share allocation	93,096	0	93,096
Pro rata allocation to all partners	49,680	6,925,354	6,975,034

Subscriptions	0	2,596,000	2,596,000

Redemptions	(93,096)	(10,876,458)	(10,969,554)

Balances at December 31, 2012	$410,873	$69,117,753	$69,528,626

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

C.	Futures Contracts and Options on Futures Contracts

Futures contracts and options on futures contracts transactions are recorded on the trade date and open contracts are reflected at fair value, based on the primary exchange’s closing price. Gains or losses are realized when contracts are liquidated. As each broker has the individual right of offset, the Partnership presents the aggregate net unrealized gains with such brokers as net unrealized gain and the aggregate net unrealized (losses) with such brokers as net unrealized (loss) (i.e., net unrealized gains from one broker are not off-set against net unrealized (losses) from another broker) in the statements of financial condition. The unrealized gains or losses on open futures contracts is the difference between contract trade price and quoted market price. Any change in net unrealized gain or loss from the preceding period is reported in the statements of operations. Brokerage commissions include other trading fees and are charged to expense when contracts are opened.

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

The Partnership prepares and files calendar year U.S. and applicable state information tax returns and reports to the partners their allocable shares of the Partnership’s income, expenses and trading gains or losses. No provision for income taxes has been made in these financial statements as each partner is individually responsible for reporting income or loss based on its respective share of the Partnership’s income and expenses as reported for income tax purposes. The 2009 through 2012 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

The Partnership applies the provisions of Codification Topic 740, Income Taxes, which prescribe the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. This accounting standard requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax expense in the current year. The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense. The General Partner has concluded there is no tax expense or interest expense related to uncertainties in income tax positions for the years ended December 31, 2012 and 2011.

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

During 2012 and 2011, certain Series A Limited Partners were charged Management Fees at a rate lower than described above, to offset the effect of the additional 1.5% per annum Selling Agent Administrative and Service Fee described in Note 3. Accordingly, for the years ended December 31, 2012 and 2011, Management Fees were reduced by approximately $27,400 and $37,820, respectively.

Note 3.	SELLING AGENT ADMINISTRATIVE AND SERVICE FEES

Certain Series A Limited Partners that were solicited by Selling Agents are charged a Selling Agent Administrative and Service Fee (the Service Fee) equal to 1/12 of 2.5% (2.5% annually) of each Series A Limited Partner’s month-end Net Assets, as defined, sold by them which remain outstanding as of each month-end. The Selling Agents may pass on a portion of the Service Fee to its investment executives. In the event the Service Fee is no longer payable to a Selling Agent, the relevant Limited Partner who was solicited by such Selling Agent will no longer be charged the Service Fee. For the years ended December 31, 2012 and 2011, certain Limited Partners were not subject to the Service Fee. The Service Fee is accrued and expensed as incurred.

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

Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. A selling commission of up to 2% of the subscription amount may be deducted from the subscription proceeds and paid to the applicable Selling Agent, if any. For the years ended December 31, 2012 and 2011, selling commissions of $1,000 and $0 were charged to Series A Limited Partners, respectively. Series A Limited Partner subscriptions, as presented in the statements of changes in partners’ capital (net asset value), are net of such selling commissions, if any.

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

The Partnership deposits cash and U.S. government securities with Wells Fargo Advisors, LLC, subject to Securities and Exchange Commission regulations and securities broker requirements. Margin requirements are satisfied by the deposit of cash and securities with such securities broker. Accordingly, assets used to meet margin and other securities broker or regulatory requirements are partially restricted. The Partnership earns interest income on its assets deposited with the securities broker. On December 30, 2011, the Partnership purchased U.S. Treasury Bills for $10,497,556. Such purchase created a cash deficit at securities broker of $10,497,556. Such deficit was paid by the Partnership on January 3, 2012 with cash held at an affiliate of the securities broker. The fair value of the Partnership’s U.S. Treasury Bills held at the securities broker totaled $48,986,396 and $55,493,813 at December 31, 2012 and 2011, respectively.

Note 7.	FAIR VALUE

Fair value, as defined in the Fair Value Measurements and Disclosures Topic of the Codification, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy, as set forth in the Fair Value Measurements and Disclosures Topic of the Codification, prioritizes the inputs to valuation techniques used to measure fair value into three broad levels: quoted market prices in active markets for identical assets or liabilities (Level 1); inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (Level 2); and unobservable inputs for an asset or liability (Level 3). If the inputs used to measure a financial instrument fall within different levels of the fair value hierarchy, the categorization is based on the lowest level input that is significant to the measurement of that financial instrument. The Partnership recognizes transfers between fair value hierarchy levels, if any, at the beginning of the reporting period. There were no transfers between levels during the years ended December 31, 2012 and 2011.

For U.S. government securities, which are categorized as Level 2 fair value measurements at December 31, 2012 and 2011, fair value is determined as cost plus accrued interest, which represents an income approach to fair value measurement.

The following tables summarize the Partnership’s assets and liabilities accounted for at fair value at December 31, 2012 and 2011 using the fair value hierarchy. Fair value is presented on a gross basis even though certain assets and liabilities qualify for net presentation in the statement of financial condition.

	December 31, 2012
Description	Level 1	Level 2	Level 3	Total
Assets
Futures contracts(1)	$1,751,596	$0	$0	$1,751,596
U.S. Treasury bills	0	60,984,852	0	60,984,852
Total assets	$1,751,596	$60,984,852	$0	$62,736,448
Liabilities
Futures contracts(1)	$(4,947,845)	$0	$0	$(4,947,845)

(1)	See Note 8. for the fair value of each type of contract within this category.

AIS FUTURES FUND IV L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

Note 7.	FAIR VALUE (CONTINUED)

	December 31, 2011
Description	Level 1	Level 2	Level 3	Total
Assets
Futures contracts(1)	$3,301,639	$0	$0	$3,301,639
U.S. Treasury bills	0	69,491,612	0	69,491,612
Total assets	$3,301,639	$69,491,612	$0	$72,793,251
Liabilities
Futures contracts(1)	$(1,878,719)	$0	$0	$(1,878,719)

Note 8.	DERIVATIVES

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

The following tables present the fair value of derivative contracts at December 31, 2012 and 2011. The fair value of futures contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis even though certain assets and liabilities qualify for net presentation in the statements of financial condition.

	December 31, 2012
Futures Contracts	Assets	Liabilities	Net
Agricultural	$75,410	$(1,910,237)	$(1,834,827)
Currencies	770,520	(298,925)	471,595
Energy	720,459	(22,624)	697,835
Metals	185,207	(2,716,059)	(2,530,852)
Total	$1,751,596	$(4,947,845)	$(3,196,249)

	December 31, 2011
Futures Contracts	Assets	Liabilities	Net
Agricultural	$1,732,665	$0	$1,732,665
Currencies	735,374	0	735,374
Energy	833,600	(26,486)	807,114
Metals	0	(1,852,233)	(1,852,233)
Total	$3,301,639	$(1,878,719)	$1,422,920

Within the statements of financial condition, the fair value of futures contracts is reflected as unrealized gain (loss) on open futures contracts, net.

(1)	See Note 8. for the fair value of each type of contract within this category.

AIS FUTURES FUND IV L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

Note 8.	DERIVATIVES (CONTINUED)

The following presents the Partnership’s derivative trading results and information related to the volume of the Partnership’s derivative activity for the years ended December 31, 2012 and 2011. The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the statements of operations.

	Year Ended December 31, 2012			Year Ended December 31, 2011
	Trading Gains (Losses)			Trading Gains (Losses)
		Change in	Number of		Change in	Number of
Futures Contracts	Realized	Unrealized	Contracts Closed	Realized	Unrealized	Contracts Closed

Agricultural	$12,495,489	$(3,567,492)	5,441	$(48,893)	$(4,647,892)	4,114
Currencies	3,530,956	(263,779)	2,173	1,164,710	(749,626)	2,478
Energy	(1,793,247)	(109,279)	5,355	(1,143,062)	(465,558)	6,462
Interest rates	0	0	0	(3,765,878)	(677,415)	1,333
Metals	998,677	(678,619)	1,561	9,458,652	(5,545,405)	2,195
Stock index	0	0	0	4,884,412	0	768
Total futures contracts	15,231,875	(4,619,169)		10,549,941	(12,085,896)
Options on Futures Contracts
Stock index	(189,625)	0	715	0	0	0
Total	$15,042,250	$(4,619,169)		$10,549,941	$(12,085,896)

The number of contracts closed represents the number of contracts closed during the years ended December 31, 2012 and 2011 in the applicable category.

Note 9.	MARKET AND CREDIT RISKS

The Partnership engages in the speculative trading of futures contracts and options on futures contracts. The Partnership is exposed to both market risk, the risk arising from changes in the fair value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

Purchase and sale of futures and options on futures contracts requires margin deposits with the futures brokers. Additional deposits may be necessary for any loss on contract fair value. The Commodity Exchange Act requires a futures broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury bills) deposited with a futures broker are considered commingled with all other customer funds subject to the futures broker’s segregation requirements. In the event of a futures broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited. The fair value of the Partnership’s assets deposited with Newedge USA, LLC and ADM Investor Services, Inc. is $11,998,348 and $4,521,533, respectively, at December 31, 2012, and $16,813,283 and $0, respectively, at December 31, 2011.

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

Note 11.	SUBSEQUENT EVENTS

Effective January 14, 2013, the Partnership began offering Series C Interests to eligible investors that are not solicited by Selling Agents, subject to applicable conditions and restrictions. The Series C Interests will have the same rights and obligations as Series A Interests, except Series C Interests will not be subject to the Service Fee and will be charged a monthly Management Fee of 1/12 of 2.7% (2.7% annually) of month-end net assets, as defined.

AIS FUTURES FUND IV L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

Note 12.	FINANCIAL HIGHLIGHTS

The following information presents the financial highlights for Series A Limited Partners of the Partnership for the years ended December 31, 2012 and 2011. This information has been derived from information presented in the financial statements.

	2012	2011

Total return for Series A Limited Partners taken as a whole

Total return before General Partner Profit Share allocation	8.88%	(11.91)%
General Partner Profit Share allocation(1)	0.11%	1.90%
Total return after General Partner Profit Share allocation	8.99%	(10.01)%
Supplemental Data for Series A Limited Partners
Ratios to average net asset value:(2)
Expenses, excluding General Partner Profit Share allocation	4.66%	4.60%
General Partner Profit Share allocation	0.13%	0.46%
Total expenses	4.79%	5.06%

Net investment (loss)(3)	(4.57)%	(4.47)%

The total returns and ratios are presented for Series A Limited Partners taken as a whole. An individual Limited Partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of their subscriptions and redemptions and different fee arrangements for certain Series A Limited Partners.

The total returns and ratios exclude the effects of any 2% upfront selling commissions charged by Selling Agents.

(1)	The positive effect on the 2012 and 2011 total return by the General Partner Profit Share allocation is due to a significant reversal of the allocation during each year.
(2)	The ratios of expenses and net investment (loss) to average net asset value do not include brokerage commissions.
(3)	The net investment (loss) is comprised of interest income less total expenses, excluding brokerage commissions and the General Partner Profit Share allocation.

