Form 10-Q
period 2013-03-31
AIS FUTURES FUND IV LP
filed 2013-05-14
CIK 1023453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

AIS FUTURES FUND IV L.P.

STATEMENTS OF FINANCIAL CONDITION

March 31, 2013 (Unaudited) and December 31, 2012 (Audited)

	March 31,	December 31,
	2013	2012
ASSETS
Equity in futures broker trading accounts
Cash	$4,562,175	$7,717,348
United States government securities	7,998,430	11,998,456
Unrealized (loss) on open futures contracts, net	(860,235)	(3,196,249)
Interest receivable	312	326

Deposits with futures brokers	11,700,682	16,519,881

Cash	175,733	4,555,241
United States government securities	52,988,368	48,986,396

Total assets	$64,864,783	$70,061,518

LIABILITIES
Accounts payable	$112,439	$105,042
Commissions and other trading fees on open contracts payable	11,646	13,278
Management fee payable	103,839	112,035
Selling agent administrative and service fee payable	148,933	159,464
Subscriptions received in advance	108,000	0
Redemptions payable	448,786	143,073

Total liabilities	933,643	532,892

PARTNERS' CAPITAL (Net Asset Value)
General Partner - Series B	391,633	410,873
Limited Partners - Series A	63,480,177	69,117,753
Limited Partner – Series C	59,330	0

Total partners' capital (Net Asset Value)	63,931,140	69,528,626

	$64,864,783	$70,061,518

See accompanying notes.

AIS FUTURES FUND IV L.P.

CONDENSED SCHEDULE OF INVESTMENTS

March 31, 2013 (Unaudited)

UNITED STATES GOVERNMENT SECURITIES*

Face Value	Maturity Date	Description	Fair Value	% of Net Asset Value

$15,000,000	04/11/13	U.S. Treasury Bills	$14,999,430	23.46%
14,000,000	06/13/13	U.S. Treasury Bills	13,997,166	21.89%
4,500,000	07/05/13	U.S. Treasury Bills	4,498,760	7.04%
5,000,000	07/11/13	U.S. Treasury Bills	4,998,986	7.82%
9,000,000	07/25/13	U.S. Treasury Bills	8,997,619	14.07%
8,000,000	08/15/13	U.S. Treasury Bills	7,996,974	12.51%
1,000,000	08/29/13	U.S. Treasury Bills	999,570	1.56%
4,500,000	09/19/13	U.S. Treasury Bills	4,498,293	7.04%

		Total United States government securities
		(cost - $60,969,475)	$60,986,798	95.39%

LONG FUTURES CONTRACTS**

		% of Net
Description	Fair Value	Asset Value

Agricultural	$(665,093)	(1.04)%
Currencies	362,700	0.57%
Energy	1,181,814	1.85%
Metals	(1,391,106)	(2.18)%

Total long futures contracts	$(511,685)	(0.80)%

SHORT FUTURES CONTRACTS**

Description

Currencies	$(303,450)	(0.48)%
Stock Index	(45,100)	(0.07)%

Total short futures contracts	$(348,550)	(0.55)%

Total futures contracts	$(860,235)	(1.35)%

*	Includes $8,000,000 face value with a fair value of $7,998,430 pledged as collateral for the trading of futures and options on futures contracts.
**	No individual futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

See accompanying notes.

AIS FUTURES FUND IV L.P.

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2012 (Audited)

UNITED STATES GOVERNMENT SECURITIES*

Face Value	Maturity Date	Description	Fair Value	% of Net Asset Value

$5,000,000	01/03/13	U.S. Treasury Bills	$4,999,947	7.19%
2,500,000	01/10/13	U.S. Treasury Bills	2,499,916	3.60%
6,500,000	01/24/13	U.S. Treasury Bills	6,499,466	9.35%
3,500,000	02/07/13	U.S. Treasury Bills	3,499,510	5.03%
5,000,000	02/14/13	U.S. Treasury Bills	4,999,233	7.19%
4,000,000	02/21/13	U.S. Treasury Bills	3,999,400	5.75%
1,000,000	02/28/13	U.S. Treasury Bills	999,817	1.44%
4,500,000	03/14/13	U.S. Treasury Bills	4,499,079	6.47%
15,000,000	04/11/13	U.S. Treasury Bills	14,994,763	21.56%
14,000,000	06/13/13	U.S. Treasury Bills	13,993,721	20.13%

		Total United States government securities
		(cost - $60,964,620)	$60,984,852	87.71%

LONG FUTURES CONTRACTS**
Description	Fair Value	% of Net Asset Value

Agricultural	$(1,834,827)	(2.64)%
Currencies	(298,925)	(0.43)%
Energy	697,835	1.00%
Metals	(2,530,852)	(3.64)%

Total long futures contracts	$(3,966,769)	(5.71)%

SHORT FUTURES CONTRACTS**

Description

Currencies	770,520	1.11%

Total futures contracts	$(3,196,249)	(4.60)%

*	Includes $12,000,000 face value with a fair value of $11,998,456 pledged as collateral for the trading of futures and options on futures contracts.
**	No individual futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

See accompanying notes.

AIS FUTURES FUND IV L.P.

STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2013 and 2012 (Unaudited)

	Three Months Ended
	March 31,
	2013	2012
TRADING GAINS (LOSSES)
Realized	$(5,401,143)	$8,997,792
Change in unrealized	2,336,014	(1,091,220)
Brokerage commissions	(21,838)	(27,982)

Total gain (loss) from trading	(3,086,967)	7,878,590

NET INVESTMENT (LOSS)
Income
Interest income	16,705	8,098

Expenses
Selling agent administrative and service fee	408,044	452,912
Management fee	327,869	376,702
Operating expenses	49,375	52,750

Total expenses	785,288	882,364

Net investment (loss)	(768,583)	(874,266)

NET INCOME (LOSS)	(3,855,550)	7,004,324

Less: General Partner Profit Share allocation	1,192	17,668

Net income (loss) for pro rata allocation to all partners	$(3,856,742)	$6,986,656

See accompanying notes.

AIS FUTURES FUND IV L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)

For the Three Months Ended March 31, 2013 and 2012 (Unaudited)

	Partners’ Capital
	Series B -	Series A -	Series C -
	General	Limited	Limited
	Partner	Partners	Partner	Total

Balances at December 31, 2012	$410,873	$69,117,753	$0	$69,528,626

Transfers	0	(62,591)	62,591	0
Net income (loss) for the three months ended March 31, 2013:
General Partner Profit Share allocation	1,192	0	0	1,192
Pro rata allocation to all partners	(19,240)	(3,834,241)	(3,261)	(3,856,742)

Subscriptions	0	30,000	0	30,000

Redemptions	(1,192)	(1,770,744)	0	(1,771,936)

Balances at March 31, 2013	$391,633	$63,480,177	$59,330	$63,931,140

Balances at December 31, 2011	$361,193	$70,472,857	$0	$70,834,050

Net income for the three months ended March 31, 2012:
General Partner Profit Share allocation	4,161	0	0	4,161
Pro rata allocation to all partners	40,316	6,946,340	0	6,986,656

Subscriptions	0	55,000	0	55,000

Redemptions	(4,161)	(4,320,450)	0	(4,324,611)

Balances at March 31, 2012	$401,509	$73,153,747	$0	$73,555,256

See accompanying notes.

AIS FUTURES FUND IV L.P.

NOTES TO FINANCIAL STATEMENTS

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	General Description of the Partnership

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

The Partnership applies the provisions of Codification Topic 740, Income Taxes, which prescribe the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. This accounting standard requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax expense in the current year. The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense. The General Partner has concluded there is no tax expense or interest expense related to uncertainties in income tax positions for the three months ended March 31, 2013 and 2012.

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

The Partnership offers three Series of Interests. The Series A Interests are available to all qualified investors, subject to applicable conditions and restrictions. Series A Interests pay a management fee and Selling Agent Administrative and Service Fee (Service Fee) and are subject to the General Partner Profit Share allocation. The Series B Interests are available for sale to the General Partner and its principals. Series B Interests are not charged a management fee and Service Fee and are not subject to the General Partner Profit Share Allocation. Effective January 14, 2013, the Partnership began offering Series C Interests to eligible investors that are not solicited by Selling Agents, subject to applicable conditions and restrictions. The Series C Interests will have the same rights and obligations as Series A Interests, except Series C Interests will not be subject to the Service Fee and will be charged a monthly Management Fee as described in Note 2.

AIS FUTURES FUND IV L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

G.	Capital Accounts (continued)

The Partnership accounts for subscriptions, allocations and redemptions on a per partner capital account basis. Income or loss, prior to the Management Fee, Service Fee and General Partner Profit Share allocation, is allocated pro rata to the capital accounts of all partners. Each Limited Partner is then charged their applicable Management Fee and Service Fee. The General Partner Profit Share allocation applicable to each Limited Partner is then allocated to the General Partner’s capital account from the Limited Partner’s capital account at the end of each calendar year or upon redemption by a Limited Partner.

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

AIS FUTURES FUND IV L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

I.	Recently Issued Accounting Pronouncements (continued)

In January 2013, the FASB issued Accounting Standards Update No. 2013-01 (ASU 2013-01), entitled Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which highlights the scope of transactions that are subject to the disclosures about offsetting. The standard clarifies that ordinary trade receivables and payables are not in the scope of ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, discussed above, but applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the Codification or subject to a master netting arrangement or similar agreement. The standard will enable users of financial statements to understand the effect that offsetting and related arrangements have on an entity’s financial position. ASU 2013-01 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, with required disclosures, presented retrospectively, for all comparative periods presented.

The Partnership’s adoption of ASU 2011-11 and ASU 2013-01 had no material impact on the Partnership’s financial statements. See Note 8., Derivatives, for disclosures required pursuant to the Partnership’s adoption of ASU 2011-11 and ASU 2013-01.

J.	Interim Financial Statements

The financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP may be omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary that were of a normal and recurring nature and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three months ended March 31, 2013 and 2012 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

The Limited Partnership Agreement provides for the General Partner to receive a monthly Management Fee equal to 1/12 of 2% (2% annually) of each Series A Limited Partner’s month-end Net Assets, as defined and 1/12 of 2.7% (2.7% annually) of each Series C Limited Partner’s month-end Net Assets, as defined. The General Partner also receives a Profit Share allocation equal to 20% of any New Trading Profit, as defined, attributable to each Series A and C Limited Partner’s Interest achieved as of each calendar year-end or upon redemption.

AIS FUTURES FUND IV L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 2.	GENERAL PARTNER (CONTINUED)

During the three months ended March 31, 2013 and 2012, certain Series A Limited Partners were charged Management Fees at a rate lower than described above, to offset the effect of the additional 1.5% per annum Service Fee described in Note 3. Accordingly, for the three months ended March 31, 2013 and 2012, Management Fees were reduced by approximately $10,070 and $1,750, respectively.

Note 3.	SELLING AGENT ADMINISTRATIVE AND SERVICE FEES

Certain Series A Limited Partners that were solicited by Selling Agents are charged a Service Fee equal to 1/12 of 2.5% (2.5% annually) of each Series A Limited Partner’s month-end Net Assets, as defined, sold by them which remain outstanding as of each month-end. The Selling Agents may pass on a portion of the Service Fee to its investment executives. The Service Fee is accrued and expensed as incurred.

In the event the Service Fee is no longer payable to a Selling Agent, the relevant Series A Limited Partner who was solicited by such Selling Agent will no longer be charged the Service Fee and such Series A Interests may be transferred to Series C Interests. During the three months ended March 31, 2013, there was a transfer of $62,591 to Series C Interests from Series A Interests related to a Series A Limited Partner that was no longer subject to a Service Fee. For the three months ended March 31, 2013 and 2012, certain Series A Limited Partners were not subject to the Service Fee.

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

Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. A selling commission of up to 2% of the subscription amount may be deducted from Series A Limited Partners’ subscription proceeds and paid to the applicable Selling Agent, if any. For the three months ended March 31, 2013 and 2012, there were no selling commissions charged to Series A Limited Partners, respectively. Series A Limited Partner subscriptions, as presented in the statements of changes in partners’ capital (net asset value), are net of such selling commissions, if any.

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

The Partnership deposits cash and U.S. government securities with Wells Fargo Advisors, LLC, subject to Securities and Exchange Commission regulations and securities broker requirements. Margin requirements are satisfied by the deposit of cash and securities with such securities broker. Accordingly, assets used to meet margin and other securities broker or regulatory requirements are partially restricted. The Partnership earns interest income on its assets deposited with the securities broker. The fair value of the Partnership’s U.S. Treasury Bills held at the securities broker totaled $52,988,368 and $48,986,396 at March 31, 2013 and December 31, 2012, respectively.

Note 7.	FAIR VALUE

Fair value, as defined in the Fair Value Measurements and Disclosures Topic of the Codification, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy, as set forth in the Fair Value Measurements and Disclosures Topic of the Codification, prioritizes the inputs to valuation techniques used to measure fair value into three broad levels: quoted market prices in active markets for identical assets or liabilities (Level 1); inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (Level 2); and unobservable inputs for an asset or liability (Level 3). If the inputs used to measure a financial instrument fall within different levels of the fair value hierarchy, the categorization is based on the lowest level input that is significant to the measurement of that financial instrument. The Partnership recognizes transfers between fair value hierarchy levels, if any, at the beginning of the reporting period. There were no transfers between levels during the three months ended March 31, 2013 and during the year ended December 31, 2012.

AIS FUTURES FUND IV L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 7.	FAIR VALUE (CONTINUED)

For U.S. government securities, which are categorized as Level 2 fair value measurements at March 31, 2013 and December 31, 2012, fair value is determined as cost plus accrued interest, which represents an income approach to fair value measurement.

The following tables summarize the Partnership’s assets and liabilities accounted for at fair value at March 31, 2013 and December 31, 2012 using the fair value hierarchy. Fair value is presented on a gross basis even though certain assets and liabilities qualify for net presentation in the statements of financial condition.

	March 31, 2013
Description	Level 1	Level 2	Level 3	Total

Assets
Futures contracts(1)	$1,544,514	$0	$0	$1,544,514
U.S. Treasury bills	0	60,986,798	0	60,986,798

Total assets	$1,544,514	$60,986,798	$0	$62,531,312

Liabilities
Futures contracts(1)	$(2,404,749)	$0	$0	$(2,404,749)

	December 31, 2012
Description	Level 1	Level 2	Level 3	Total

Assets
Futures contracts(1)	$1,751,596	$0	$0	$1,751,596
U.S. Treasury bills	0	60,984,852	0	60,984,852

Total assets	$1,751,596	$60,984,852	$0	$62,736,448

Liabilities
Futures contracts(1)	$(4,947,845)	$0	$0	$(4,947,845)

Note 8.	DERIVATIVES

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

The following tables present the fair value of derivative contracts at March 31, 2013 and December 31, 2012. The fair value of futures contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis even though certain assets and liabilities qualify for net presentation in the statements of financial condition. The Partnership’s derivatives held at March 31, 2013 and December 31, 2012 are subject to master netting agreements with the Partnership’s brokers.

	March 31, 2013
Futures Contracts	Assets	Liabilities	Net

Agricultural	$0	$(665,093)	$(665,093)
Currencies	362,700	(303,450)	59,250
Energy	1,181,814	0	1,181,814
Metals	0	(1,391,106)	(1,391,106)
Stock index	0	(45,100)	(45,100)
Total	$1,544,514	$(2,404,749)	$(860,235)

	December 31, 2012
Futures Contracts	Assets	Liabilities	Net

Agricultural	$75,410	$(1,910,237)	$(1,834,827)
Currencies	770,520	(298,925)	471,595
Energy	720,459	(22,624)	697,835
Metals	185,207	(2,716,059)	(2,530,852)
Total	$1,751,596	$(4,947,845)	$(3,196,249)

The Partnership’s derivative assets at March 31, 2013 are $1,544,514, which are offset by derivative liabilities of $(2,404,749), resulting in a net unrealized (loss) of $(860,235). The Partnership’s derivative assets at December 31, 2012 are $1,751,596, which are offset by derivatives liabilities of $(4,947,845), resulting in a net unrealized (loss) of $(3,196,249). Such derivative assets and liabilities, net of offsets, are presented within the statements of financial condition as unrealized (loss) on open futures contracts, net.

AIS FUTURES FUND IV L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 8.	DERIVATIVES (CONTINUED)

The following presents the Partnership’s derivative trading results and information related to the volume of the Partnership’s derivative activity for the three months ended March 31, 2013 and 2012. The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the statements of operations.

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Trading Gains (Losses)			Trading Gains (Losses)
		Change in	Number of		Change in	Number of
Futures Contracts	Realized	Unrealized	Contracts Closed	Realized	Unrealized	Contracts Closed
Agricultural	$(3,488,309)	$1,169,734	1,254	$2,569,883	$1,959,141	1,514
Currencies	1,461,344	(412,345)	436	2,179,652	(1,179,524)	538
Energy	462,201	483,979	1,446	4,139,416	(2,909,863)	950
Metals	(3,835,454)	1,139,746	505	298,466	1,039,026	361
Stock index	(925)	(45,100)	2	0	0	0

Total futures contracts	(5,401,143)	2,336,014		9,187,417	(1,091,220)

Options on Futures Contracts
Stock index	0	0	0	(189,625)	0	370

Total	$(5,401,143)	$2,336,014		$8,997,792	$(1,091,220)

The number of contracts closed represents the number of contracts closed during the three months ended March 31, 2013 and 2012 in the applicable category.

Note 9.	MARKET AND CREDIT RISKS

The Partnership engages in the speculative trading of futures contracts and options on futures contracts. The Partnership is exposed to both market risk, the risk arising from changes in the fair value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

Purchase and sale of futures and options on futures contracts requires margin deposits with the futures brokers. Additional deposits may be necessary for any loss on contract fair value. The Commodity Exchange Act requires a futures broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury bills) deposited with a futures broker are considered commingled with all other customer funds subject to the futures broker’s segregation requirements. In the event of a futures broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited. The fair value of the Partnership’s assets deposited with Newedge USA, LLC and ADM Investor Services, Inc. is $8,507,296 and $3,193,386, respectively, at March 31, 2013, and $11,998,348 and $4,521,533, respectively, at December 31, 2012.

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

The following information presents the financial highlights for Series A and C Limited Partners of the Partnership for the three months ended March 31, 2013 and 2012. This information has been derived from information presented in the financial statements.

	Three Months Ended
	March 31,		March 31,
	2013		2012
	Series A	Series C	Series A
	(Unaudited)	(Unaudited)	(Unaudited)
Total return for Limited Partners(1)

Total return before General Partner Profit Share allocation	(5.72)%	(5.32)%	9.95%
General Partner Profit Share allocation(2)	0.11%	0.11%	(0.01)%

Total return after General Partner Profit Share allocation	(5.61)%	(5.21)%	9.94%

Supplemental Data for Limited Partners

Ratios to average net asset value:(3)
Expenses, excluding General Partner Profit Share allocation(4)	4.58%	2.95%	4.83%
General Partner Profit Share allocation(1)	0.00%	0.00%	0.02%

Total expenses	4.58%	2.95%	4.85%

Net investment (loss)(4), (5)	(4.48)%	(2.85)%	(4.78)%

The total returns and ratios are presented for Series A and C Limited Partners taken as a whole. An individual Limited Partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of their subscriptions and redemptions and different fee arrangements for certain Limited Partners.

The total returns and ratios exclude the effects of any 2% upfront selling commissions charged by Selling Agents; however there were no such commissions charged during the three months ended March 31, 2013 and 2012.

(1)	Not annualized.
(2)	The positive effect on the total return by the General Partner Profit Share allocation for the three months ended March 31, 2013 is due to a reversal of the allocation during the three months ended March 31, 2013.
(3)	The ratios of expenses and net investment (loss) to average net asset value do not include brokerage commissions.
(4)	Annualized.
(5)	The net investment (loss) is comprised of interest income less total expenses, excluding brokerage commissions and the General Partner Profit Share allocation.

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

During its operations for the three months ended March 31, 2013, the Partnership experienced no significant periods of illiquidity in any of the numerous markets traded by the General Partner.

PART I – FINANCIAL INFORMATION (CONTINUED)

Results of Operations

Performance Summary

Three Months Ended March 31, 2013

During the first quarter of 2013, the Partnership experienced net realized and unrealized gains (losses) of $(3,086,967) from its trading operations, which is net of brokerage commissions of $21,838.  The Partnership incurred total expenses of $785,288, including $408,044 in Selling Agent Administrative and Service Fees, $327,869 in Management Fees (paid to the General Partner) and $49,375 in operating expenses.  The Partnership earned $16,705 in interest income and charged a General Partner Profit Share allocation of $1,192.  An analysis of trading gains and losses (not adjusted for any fees or expenses) by market sector is as follows:

Sector	% Gain (Loss)

Stock Index	(0.07)%
Bonds	0.00%
Currency	1.63%
Energy	1.51%
Metals	(3.69)%
Grains	(3.36)%

The Partnership experienced a loss in the first quarter of 2013. The largest loss came from long positions in the metals, closely followed by long positions in the grains and soybean complex. A small loss occurred from the short position in the S&P 500. Gains were achieved in the currencies (long positions in the Australian and Canadian dollars and a short position in the Japanese yen) and from long positions in the energy complex. The Partnership had no positions in the bond sector.

Three Months Ended March 31, 2012

During the first quarter of 2012, the Partnership experienced net realized and unrealized gains of $7,878,590 from its trading operations, which is net of brokerage commissions of $27,982.  The Partnership incurred total expenses of $882,364, including $452,912 in Selling Agent Administrative and Service Fees, $376,702 in Management Fees (paid to the General Partner) and $52,750 in operating expenses.  The Partnership earned $8,098 in interest income and charged a General Partner Profit Share allocation of $17,688.  An analysis of trading gains and losses (not adjusted for any fees or expenses) by market sector is as follows:

Sector	% Gain (Loss)

Stock Index	(0.26)%
Bonds	0.00%
Currency	1.48%
Energy	1.76%
Metals	1.98%
Grains	6.15%

The Partnership experienced a gain in the first quarter of 2012. The largest gain came from long positions in grains and soybean complex, followed by gains in long positions in metals and energy, and gains from long positions in Australian and Canadian dollars. A small loss occurred in a partial put position in stock index futures.

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

(b)           Not applicable.

(c)           Pursuant to the Partnership’s Limited Partnership Agreement, Limited Partners may withdraw all or part of their capital contributions and undistributed profits, if any, at the end of each calendar month.  The withdrawal by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners.  The following table summarizes the withdrawals by Limited Partners during the first calendar quarter of 2013:

Month	Withdrawal Amounts
January 31, 2013	$401,242.21
February 28, 2013	$920,715.77
March 31, 2013	$448,785.95

Item 3:  Defaults Upon Senior Securities

(a)           None.

(b)           None.

Item 4:  Mine Safetey Disclosures

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

Dated: May 14, 2013

AIS FUTURES FUND IV L.P.

By: AIS FUTURES MANAGEMENT LLC,
General Partner

By:	/s/ John Hummel
Name:	John Hummel
Title:	President (principal executive and principal
financial officer)

