Form 10-Q
period 2013-06-30
AIS FUTURES FUND IV LP
filed 2013-08-09
CIK 1023453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes ☐ No ☒

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Financial Condition	2

Condensed Schedules of Investments	3-4

Statements of Operations	5

Statements of Changes in Partners’ Capital (Net Asset Value)	6

Notes to Financial Statements	7-16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	20

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	20

Item 4. Mine Safety Disclosures	20

Item 5. Other Information	20

Item 6. Exhibits	21

Signature	22

Rule 13a–14(a)/15d–14(a) Certification	S-1

Section 1350 Certification	S-2

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

AIS FUTURES FUND IV L.P.
STATEMENTS OF FINANCIAL CONDITION
June 30, 2013 (Unaudited) and December 31, 2012 (Audited)
_______________

	June 30,	December 31,
	2013	2012
ASSETS
Equity in futures broker trading accounts
Cash	$5,023,963	$7,717,348
United States government securities	11,497,981	11,998,456
Unrealized gain on open futures contracts, net	415,340	0
Unrealized (loss) on open futures contracts, net	(3,822,045)	(3,196,249)
Interest receivable	139	326

Deposits with futures brokers	13,115,378	16,519,881

Cash	125,179	4,555,241
United States government securities	38,993,722	48,986,396

Total assets	$52,234,279	$70,061,518

LIABILITIES
Accounts payable	$95,360	$105,042
Commissions and other trading fees on open contracts payable	11,568	13,278
Management fee payable	86,260	112,035
Selling agent administrative and service fee payable	121,946	159,464
Subscriptions received in advance	50,000	0
Redemptions payable	1,022,934	143,073

Total liabilities	1,388,068	532,892

PARTNERS' CAPITAL (Net Asset Value)
General Partner - Series B	325,861	410,873
Limited Partners - Series A	50,448,361	69,117,753
Limited Partners - Series C	71,989	0

Total partners' capital (Net Asset Value)	50,846,211	69,528,626

	$52,234,279	$70,061,518

See accompanying notes.

AIS FUTURES FUND IV L.P.
CONDENSED SCHEDULE OF INVESTMENTS
June 30, 2013 (Unaudited)
_______________

UNITED STATES GOVERNMENT SECURITIES*

Face Value	Maturity Date	Description	Fair Value	% of Net Asset Value

$4,500,000	07/05/13	U.S. Treasury Bills	$4,499,935	8.85%
5,000,000	07/11/13	U.S. Treasury Bills	4,999,891	9.83%
6,500,000	07/25/13	U.S. Treasury Bills	6,499,417	12.78%
3,500,000	08/15/13	U.S. Treasury Bills	3,499,555	6.88%
1,000,000	08/29/13	U.S. Treasury Bills	999,829	1.97%
4,500,000	09/19/13	U.S. Treasury Bills	4,499,196	8.85%
10,000,000	10/10/13	U.S. Treasury Bills	9,997,889	19.66%
3,000,000	10/17/13	U.S. Treasury Bills	2,999,274	5.90%
12,500,000	12/19/13	U.S. Treasury Bills	12,496,717	24.58%

		Total United States government securities
		(cost - $50,480,574)	$50,491,703	99.30%

LONG FUTURES CONTRACTS**

Description	Fair Value	% of Net Asset Value

Agricultural	$415,339	0.81%
Currencies	(1,099,655)	(2.16)%
Energy	(582,086)	(1.14)%
Metals	(2,370,458)	(4.66)%

Total long futures contracts	$(3,636,860)	(7.15)%

SHORT FUTURES CONTRACTS**

Description

Stock Index	$230,155	0.45%
Total short futures contracts	$230,155	0.45%

Total futures contracts	$(3,406,705)	(6.70)%

*	Includes $11,500,000 face value with a fair value of $11,497,981 pledged as collateral for the trading of futures and options on futures contracts.

**	No individual futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

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

See accompanying notes.

AIS FUTURES FUND IV L.P.
STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2013 and 2012 (Unaudited)
_______________

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
TRADING GAINS (LOSSES)
Realized	$(8,020,154)	$(14,147,514)	$(13,421,297)	$(5,149,722)
Change in unrealized	(2,546,470)	4,702,466	(210,456)	3,611,246
Brokerage commissions	(23,164)	(26,796)	(45,002)	(54,778)

Total (loss) from trading	(10,589,788)	(9,471,844)	(13,676,755)	(1,593,254)

NET INVESTMENT (LOSS)
Income
Interest income	12,669	11,961	29,374	20,059

Expenses
Selling agent administrative and service fee	339,902	388,181	747,946	841,093
Management fee	277,421	321,804	605,290	698,506
Operating expenses	38,919	52,750	88,294	105,500

Total expenses	656,242	762,735	1,441,530	1,645,099

Net investment (loss)	(643,573)	(750,774)	(1,412,156)	(1,625,040)

NET (LOSS)	(11,233,361)	(10,222,618)	(15,088,911)	(3,218,294)

Less: General Partner Profit Share allocation	0	(12,029)	1,192	5,639

Net (loss) for pro rata allocation to all partners	$(11,233,361)	$(10,210,589)	$(15,090,103)	$(3,223,933)

See accompanying notes.

AIS FUTURES FUND IV L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
For the Six Months Ended June 30, 2013 and 2012 (Unaudited)

	Partners' Capital
	Series B -	Series A -	Series C -
	General	Limited	Limited
	Partner	Partners	Partners	Total

Balances at December 31, 2012	$410,873	$69,117,753	$0	$69,528,626
Transfers	0	(88,895)	88,895	0

Net income (loss) for the six months ended June 30, 2013:
General Partner Profit Share allocation	1,192	0	0	1,192
Pro rata allocation to all partners	(85,012)	(14,988,185)	(16,906)	(15,090,103)

Subscriptions	0	263,000	0	263,000

Redemptions	(1,192)	(3,855,312)	0	(3,856,504)

Balances at June 30, 2013	$325,861	$50,448,361	$71,989	$50,846,211

Balances at December 31, 2011	$361,193	$70,472,857	$0	$70,834,050

Net income (loss) for the six months ended June 30, 2012:
General Partner Profit Share allocation	5,639	0	0	5,639
Pro rata allocation to all partners	(13,669)	(3,210,264)	0	(3,223,933)

Subscriptions	0	2,404,000	0	2,404,000

Redemptions	(5,639)	(5,593,324)	0	(5,598,963)

Balances at June 30, 2012	$347,524	$64,073,269	$0	$64,420,793

See accompanying notes

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

The Partnership applies the provisions of Codification Topic 740, Income Taxes, which prescribe the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. This accounting standard requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax expense in the current year. The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense. The General Partner has concluded there is no tax expense or interest expense related to uncertainties in income tax positions for either of the three or six months ended June 30, 2013 and 2012.

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

The Partnership offers three Series of Interests. The Series A Interests are available to all qualified investors, subject to applicable conditions and restrictions. Series A Interests pay a management fee and Selling Agent Administrative and Service Fee (Service Fee) and are subject to the General Partner Profit Share allocation. The Series B Interests are available for sale to the General Partner and its principals. Series B Interests are not charged a management fee and Service Fee and are not subject to the General Partner Profit Share Allocation. Effective January 14, 2013, the Partnership began offering Series C Interests to eligible investors that are not solicited by Selling Agents, subject to applicable conditions and restrictions. The Series C Interests have the same rights and obligations as Series A Interests, except Series C Interests are not subject to the Service Fee and are charged a monthly Management Fee as described in Note 2.

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

I.	Recently Issued Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update No. 2011-11 (ASU 2011-11), entitled Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 enhances current disclosures about financial instruments and derivative instruments that are either offset on the statement of financial condition or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial condition. Entities are required to provide both net and gross information for these assets and liabilities in order to facilitate comparability between financial statements prepared on the basis of U.S. GAAP and financial statements prepared on the basis of International Financial Reporting Standards. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

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

The financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP may be omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary that were of a normal and recurring nature and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three and six months ended June 30, 2013 and 2012 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

During the three and six months ended June 30, 2013 and 2012, certain Series A Limited Partners were charged Management Fees at a rate lower than described above, to offset the effect of the additional 1.5% per annum Service Fee described in Note 3. Accordingly, for the three months ended June 30, 2013 and 2012, Management Fees were reduced by approximately $5,990 and $3,900, respectively. For the six months ended June 30, 2013 and 2012, Management Fees were reduced by approximately $16,060 and $5,650, respectively.

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

In the event the Service Fee is no longer payable to a Selling Agent, the relevant Series A Limited Partner who was solicited by such Selling Agent will no longer be charged the Service Fee and such Series A Interests may be transferred to Series C Interests. During the six months ended June 30, 2013, there were $88,895 in transfers to Series C Interests from Series A Interests which occurred in relation to Series A Limited Partners that were no longer subject to a Service Fee. For the three and six months ended June 30, 2013 and 2012, certain Series A Limited Partners were not subject to the Service Fee.

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

Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. A selling commission of up to 2% of the subscription amount may be deducted from Series A Limited Partners’ subscription proceeds and paid to the applicable Selling Agent, if any. For the three and six months ended June 30, 2013 and 2012, selling commissions of $0 and $1,000, respectively, were charged to Series A Limited Partners. Series A Limited Partner subscriptions, as presented in the statements of changes in partners’ capital (net asset value), are net of such selling commissions, if any.

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

The Partnership deposits cash and U.S. government securities with Wells Fargo Advisors, LLC, subject to Securities and Exchange Commission regulations and securities broker requirements. Margin requirements are satisfied by the deposit of cash and securities with such securities broker. Accordingly, assets used to meet margin and other securities broker or regulatory requirements are partially restricted. The Partnership earns interest income on its assets deposited with the securities broker. The fair value of the Partnership’s U.S. Treasury Bills held at the securities broker totaled $38,993,722 and $48,986,396 at June 30, 2013 and December 31, 2012, respectively.

AIS FUTURES FUND IV L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

Note 7.	FAIR VALUE

Fair value, as defined in the Fair Value Measurements and Disclosures Topic of the Codification, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy, as set forth in the Fair Value Measurements and Disclosures Topic of the Codification, prioritizes the inputs to valuation techniques used to measure fair value into three broad levels: quoted market prices in active markets for identical assets or liabilities (Level 1); inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (Level 2); and unobservable inputs for an asset or liability (Level 3). If the inputs used to measure a financial instrument fall within different levels of the fair value hierarchy, the categorization is based on the lowest level input that is significant to the measurement of that financial instrument. The Partnership recognizes transfers between fair value hierarchy levels, if any, at the beginning of the reporting period. There were no transfers between levels during the six months ended June 30, 2013 and during the year ended December 31, 2012.

For U.S. government securities, which are categorized as Level 2 fair value measurements at June 30, 2013 and December 31, 2012, fair value is determined as cost plus accrued interest, which represents an income approach to fair value measurement.

The following tables summarize the Partnership’s assets and liabilities accounted for at fair value at June 30, 2013 and December 31, 2012 using the fair value hierarchy. Fair value is presented on a gross basis even though certain assets and liabilities qualify for net presentation in the statements of financial condition.

	June 30, 2013
Description	Level 1	Level 2	Level 3	Total
Assets
Futures contracts(1)	$1,169,046	$0	$0	$1,169,046
U.S. Treasury bills	0	50,491,703	0	50,491,703
Total assets	$1,169,046	$50,491,703	$0	$51,660,749
Liabilities
Futures contracts(1)	$(4,575,751)	$0	$0	$(4,575,751)

	December 31, 2012
Description	Level 1	Level 2	Level 3	Total
Assets
Futures contracts(1)	$1,751,596	$0	$0	$1,751,596
U.S. Treasury bills	0	60,984,852	0	60,984,852
Total assets	$1,751,596	$60,984,852	$0	$62,736,448
Liabilities
Futures contracts(1)	$(4,947,845)	$0	$0	$(4,947,845)

(1)	See Note 8. for the fair value of each type of contract within this category.

AIS FUTURES FUND IV L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

Note 8.	DERIVATIVES

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

The following tables present the fair value of derivative contracts at June 30, 2013 and December 31, 2012. The fair value of futures contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis even though certain assets and liabilities qualify for net presentation in the statements of financial condition. The Partnership’s derivatives held at June 30, 2013 and December 31, 2012 are subject to master netting agreements with the Partnership’s brokers.

	June 30, 2013
Futures Contracts	Assets	Liabilities	Net
Agricultural	$938,891	$(523,552)	$415,339
Currencies	0	(1,099,655)	(1,099,655)
Energy	0	(582,086)	(582,086)
Metals	0	(2,370,458)	(2,370,458)
Stock index	230,155	0	230,155
Total	$1,169,046	$(4,575,751)	$(3,406,705)

	December 31, 2012
Futures Contracts	Assets	Liabilities	Net
Agricultural	$75,410	$(1,910,237)	$(1,834,827)
Currencies	770,520	(298,925)	471,595
Energy	720,459	(22,624)	697,835
Metals	185,207	(2,716,059)	(2,530,852)
Total	$1,751,596	$(4,947,845)	$(3,196,249)

The Partnership’s derivative assets at June 30, 2013 are $1,169,046, which are offset by derivative liabilities of $(4,575,751), resulting in a net unrealized (loss) of $(3,406,705). The net unrealized (loss) of $(3,406,705) at June 30, 2013 consists of an aggregate net unrealized gain of $415,340 at ADM Investor Services, Inc. and an aggregate net unrealized (loss) of $(3,822,045) at Newedge USA, LLC.

The Partnership’s derivative assets at December 31, 2012 are $1,751,596, which are offset by derivatives liabilities of $(4,947,845), resulting in a net unrealized (loss) of $(3,196,249). At December 31, 2012, both futures brokers had an aggregate net unrealized (loss).

Such derivative assets and liabilities, net of offsets, are presented within the statements of financial condition as either unrealized gain on open futures contracts, net or unrealized (loss) on open futures contracts, net.

AIS FUTURES FUND IV L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

Note 8.	DERIVATIVES (CONTINUED)

The following presents the Partnership’s derivative trading results and information related to the volume of the Partnership’s derivative activity for the three and six months ended June 30, 2013 and 2012. The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the statements of operations.

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Trading Gains (Losses)			Trading Gains (Losses)
		Change in	Number of		Change in	Number of
Futures Contracts	Realized	Unrealized	Contracts Closed	Realized	Unrealized	Contracts Closed
Agricultural	$(1,699,911)	$1,080,432	1,024	$4,654,181	$(1,998,724)	2,008
Currencies	(354,509)	(1,158,905)	508	(1,767,098)	1,267,700	506
Energy	1,383,132	(1,763,900)	992	(11,129,572)	3,391,754	1,418
Metals	(6,609,472)	(979,352)	513	(5,905,025)	2,041,736	506
Stock index	(739,394)	275,255	430	0	0	0
Total futures contracts	(8,020,154)	(2,546,470)		(14,147,514)	4,702,466
Options on Futures Contracts
Stock index	0	0	0	0	0	345
Total	$(8,020,154)	$(2,546,470)		$(14,147,514)	$4,702,466

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Trading Gains (Losses)			Trading Gains (Losses)
		Change in	Number of		Change in	Number of
Futures Contracts	Realized	Unrealized	Contracts Closed	Realized	Unrealized	Contracts Closed
Agricultural	$(5,188,220)	$2,250,166	2,278	$7,224,064	$(39,583)	3,522
Currencies	1,106,835	(1,571,250)	944	412,554	88,176	1,044
Energy	1,845,333	(1,279,921)	2,438	(6,990,156)	481,891	2,368
Metals	(10,444,926)	160,394	1,018	(5,606,559)	3,080,762	867
Stock index	(740,319)	230,155	432	0	0	0
Total futures contracts	(13,421,297)	(210,456)		(4,960,097)	3,611,246
Options on Futures Contracts
Stock index	0	0	0	(189,625)	0	715
Total	$(13,421,297)	$(210,456)		$(5,149,722)	$3,611,246

The number of contracts closed represents the number of contracts closed during the three and six months ended June 30, 2013 and 2012 in the applicable category.

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

Purchase and sale of futures and options on futures contracts requires margin deposits with the futures brokers. Additional deposits may be necessary for any loss on contract fair value. The Commodity Exchange Act requires a futures broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury bills) deposited with a futures broker are considered commingled with all other customer funds subject to the futures broker’s segregation requirements. In the event of a futures broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited. The fair value of the Partnership’s assets deposited with Newedge USA, LLC and ADM Investor Services, Inc. is $9,049,358 and $4,066,020, respectively, at June 30, 2013, and $11,998,348 and $4,521,533, respectively, at December 31, 2012.

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

AIS FUTURES FUND IV L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

Note 11. FINANCIAL HIGHLIGHTS

The following information presents the financial highlights for Series A and C Limited Partners of the Partnership for the three and six months ended June 30, 2013 and 2012. This information has been derived from information presented in the financial statements.

	Three months ended		Three months ended
	June 30, 2013		June 30, 2012
	Series A	Series C	Series A
	(Unaudited)	(Unaudited)	(Unaudited)

Total return for Limited Partners(1)

Total return before General Partner Profit Share allocation	(17.70)%	(17.35)%	(14.39)%
General Partner Profit Share allocation(2)	0.00%	0.00%	0.07%

Total return after General Partner Profit Share allocation	(17.70)%	(17.35)%	(14.32)%

Supplemental Data for Limited Partners

Ratios to average net asset value:(3)
Expenses, excluding General Partner Profit Share allocation(4)	4.36%	2.79%	4.47%
General Partner Profit Share allocation(1)	0.00%	0.00%	(0.02)%

Total expenses	4.36%	2.79%	4.45%

Net investment (loss)(4), (5)	(4.28)%	(2.71)%	(4.40)%

	Six months ended		Six months ended
	June 30, 2013		June 30, 2012
	Series A	Series C	Series A
	(Unaudited)	(Unaudited)	(Unaudited)

Total return for Limited Partners(1)

Total return before General Partner Profit Share allocation	(22.40)%	(21.76)%	(5.87)%
General Partner Profit Share allocation(2)	0.09%	0.10%	0.07%

Total return after General Partner Profit Share allocation	(22.31)%	(21.66)%	(5.80)%

Supplemental Data for Limited Partners

Ratios to average net asset value:(3)
Expenses, excluding General Partner Profit Share allocation(4)	4.48%	2.86%	4.65%
General Partner Profit Share allocation(1)	0.00%	0.00%	0.01%

Total expenses	4.48%	2.86%	4.66%

Net investment (loss)(4), (5)	(4.39)%	(2.77)%	(4.60)%

The total returns and ratios are presented for Series A and C Limited Partners taken as a whole. An individual Limited Partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of their subscriptions and redemptions and different fee arrangements for certain Limited Partners.

The total returns and ratios exclude the effects of any 2% upfront selling commissions charged by Selling Agents.

(1)	Not annualized.
(2)	The positive effect on the total return by the General Partner Profit Share allocation is due to a reversal of the accrued General Partner Profit Share allocation during the period.
(3)	The ratios of expenses and net investment (loss) to average net asset value do not include brokerage commissions.
(4)	Annualized.
(5)	The net investment (loss) is comprised of interest income less total expenses, excluding brokerage commissions and the General Partner Profit Share allocation.

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

During its operations for the three and six months ended June 30, 2013, the Partnership experienced no significant periods of illiquidity in any of the numerous markets traded by the General Partner.

PART I – FINANCIAL INFORMATION (CONTINUED)

Results of Operations

Performance Summary

Three Months Ended June 30, 2013

During the second quarter of 2013, the Partnership experienced net realized and unrealized gains/(losses) of $(10,589,788) from its trading operations, which is net of brokerage commissions of $23,164.  The Partnership incurred total expenses of $656,242, including $339,902 in Selling Agent Administrative and Service Fees, $277,421 in Management Fees (paid to the General Partner) and $38,919 in operating expenses.  The Partnership earned $12,669 in interest income and did not charge a General Partner Profit Share. An analysis of trading gains and losses (not adjusted for any fees or expenses) by market sector is as follows:

Sector	% Gain (Loss)
Stock Index	(0.72)%
Bonds	0.00%
Currency	(2.65)%
Energy	(0.49)%
Metals	(12.21)%
Grains	(1.21)%

The Partnership experienced a loss in the second quarter of 2013. The largest loss came from long positions in metals, followed by positions in the currencies, with a small loss from long positions in the grain and soybean complex, a short position in the S&P 500, and long position in energy markets.

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

Six Months Ended June 30, 2013

During the six months ended June 30, 2013, the Partnership experienced net realized and unrealized gains/(losses) of $(13,676,755) from its trading operations, which is net of brokerage commissions of $45,002.  The Partnership incurred total expenses of $1,441,530, including $747,946 in Selling Agent Administrative and Service Fees, $605,290 in Management Fees (paid to the General Partner) and $88,294 in operating expenses.  The Partnership earned $29,374 in interest income and charged a General Partner Profit Share allocation of $1,192.  An analysis of trading gains and losses (not adjusted for any fees or expenses) by market sector is as follows:

Sector	% Gain (Loss)
Stock Index	(0.79)%
Bonds	0.00%
Currency	(1.07)%
Energy	1.02%
Metals	(15.44)%
Grains	(4.53)%

The Partnership experienced a loss in the first six months of 2013. The largest loss came from the long positions in the metals, followed by long positions in grains and soybean complex, with a small loss from currency positions, and small loss from a short position in the S&P 500. A small gain occurred in the long positions in energy.

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

(b)           Not applicable.

(c)           Pursuant to the Partnership’s Limited Partnership Agreement, Limited Partners may withdraw all or part of their capital contributions and undistributed profits, if any, at the end of each calendar month.  The withdrawal by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners.  The following table summarizes the withdrawals by Limited Partners during the second calendar quarter of 2013:

Month	Withdrawal Amounts
April 30, 2013	$354,660.85
May 31, 2013	$706,973.93
June 30, 2013	$1,022,933.58

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

Dated: August 9, 2013

AIS FUTURES FUND IV L.P.

By:	AIS FUTURES MANAGEMENT LLC,
General Partner

By:	/s/ John Hummel
Name:	John Hummel
Title:	President (principal executive and principal
financial officer)

