Form 10-Q
period 2013-09-30
AIS FUTURES FUND IV LP
filed 2013-11-14
CIK 1023453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _____

Commission file number:   000-52599

AIS FUTURES FUND IV L.P.
(Exact name of registrant as specified in its charter)

Delaware	13-3909977
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

c/o AIS CAPITAL MANAGEMENT, L.P.
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

Yes ☐ No ☒

TABLE OF CONTENTS

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Statements of Financial Condition	2

	Condensed Schedules of Investments	3-4

	Statements of Operations	5

	Statements of Changes in Partners’ Capital (Net Asset Value)	6

	Notes to Financial Statements	7-17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	22

Item 6.	Exhibits	22

Signature		23

Rule 13a–14(a)/15d–14(a) Certification		S-1

Section 1350 Certification		S-2

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

AIS FUTURES FUND IV L.P.
STATEMENTS OF FINANCIAL CONDITION
September 30, 2013 (Unaudited) and December 31, 2012 (Audited)
_______________

	September 30,	December 31,
	2013	2012
ASSETS
Equity in futures broker trading accounts
Cash	$931,632	$7,717,348
United States government securities	13,498,391	11,998,456
Unrealized gain on open futures contracts, net	454,754	0
Unrealized (loss) on open futures contracts, net	(67,874)	(3,196,249)
Interest receivable	144	326

Deposits with futures brokers	14,817,047	16,519,881

Cash	1,629,137	4,555,241
United States government securities	35,996,067	48,986,396

Total assets	$52,442,251	$70,061,518

LIABILITIES
Accounts payable	$93,583	$105,042
Commissions and other trading fees on open contracts payable	13,062	13,278
Management fee payable	86,627	112,035
Selling agent administrative and service fee payable	119,368	159,464
Subscriptions received in advance	50,000	0
Accrued General Partner Profit Share allocation	253	0
Redemptions payable	2,145,187	143,073

Total liabilities	2,508,080	532,892

PARTNERS’ CAPITAL (Net Asset Value)
General Partner - Series B	0	410,873
Limited Partners - Series A	49,443,875	69,117,753
Limited Partners - Series B	342,611	0
Limited Partners - Series C	147,685	0

Total partners' capital (Net Asset Value)	49,934,171	69,528,626

	$52,442,251	$70,061,518

See accompanying notes.

 AIS FUTURES FUND IV L.P.
CONDENSED SCHEDULE OF INVESTMENTS
September 30, 2013 (Unaudited)
_______________

UNITED STATES GOVERNMENT SECURITIES*

				% of Net
Face Value	Maturity Date	Description	Fair Value	Asset Value

$10,000,000	10/10/13	U.S. Treasury Bills	$9,999,793	20.03%
2,000,000	10/17/13	U.S. Treasury Bills	1,999,924	4.00%
12,500,000	12/19/13	U.S. Treasury Bills	12,498,473	25.03%
9,500,000	01/09/14	U.S. Treasury Bills	9,498,740	19.02%
2,500,000	01/23/14	U.S. Treasury Bills	2,499,561	5.01%
7,500,000	02/06/14	U.S. Treasury Bills	7,499,020	15.02%
4,500,000	02/27/14	U.S. Treasury Bills	4,499,156	9.01%
1,000,000	03/06/14	U.S. Treasury Bills	999,791	2.00%

		Total United States government securities
		(cost - $49,486,324)	$49,494,458	99.12%

LONG FUTURES CONTRACTS**

		% of Net
Description	Fair Value	Asset Value

Agricultural	$454,754	0.91%
Currencies	305,737	0.61%
Energy	(815,674)	(1.63)%
Metals	49,620	0.10%

Total long futures contracts	$(5,563)	(0.01)%

SHORT FUTURES CONTRACTS**

No. of
Contracts	Description

188	Interest Rates (U.S. Treasury Bond, expires 12/2013)	$(452,381)	(0.91)%
	Stock Index	844,824	1.69%

	Total short futures contracts	$392,443	0.78%

	Total futures contracts	$386,880	0.77%

*	Includes $13,500,000 face value with a fair value of $13,498,391 pledged as collateral for the trading of futures and options on futures contracts.
**
No individual futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, except for the short interest rate futures contracts, the number of contracts and expiration dates are not presented.

See accompanying notes.

AIS FUTURES FUND IV L.P.
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2012 (Audited)
_______________

UNITED STATES GOVERNMENT SECURITIES*

				% of Net
Face Value	Maturity Date	Description	Fair Value	Asset Value

$5,000,000	01/03/13	U.S. Treasury Bills	$4,999,947	7.19%
2,500,000	01/10/13	U.S. Treasury Bills	2,499,916	3.60%
6,500,000	01/24/13	U.S. Treasury Bills	6,499,466	9.35%
3,500,000	02/07/13	U.S. Treasury Bills	3,499,510	5.03%
5,000,000	02/14/13	U.S. Treasury Bills	4,999,233	7.19%
4,000,000	02/21/13	U.S. Treasury Bills	3,999,400	5.75%
1,000,000	02/28/13	U.S. Treasury Bills	999,817	1.44%
4,500,000	03/14/13	U.S. Treasury Bills	4,499,079	6.47%
15,000,000	04/11/13	U.S. Treasury Bills	14,994,763	21.56%
14,000,000	06/13/13	U.S. Treasury Bills	13,993,721	20.13%

		Total United States government securities
		(cost - $60,964,620)	$60,984,852	87.71%

LONG FUTURES CONTRACTS**

		% of Net
Description	Fair Value	Asset Value

Agricultural	$(1,834,827)	(2.64)%
Currencies	(298,925)	(0.43)%
Energy	697,835	1.00%
Metals	(2,530,852)	(3.64)%

Total long futures contracts	$(3,966,769)	(5.71)%

SHORT FUTURES CONTRACTS**

Description
Currencies	$770,520	1.11%

Total futures contracts	$(3,196,249)	(4.60)%

*	Includes $12,000,000 face value with a fair value of $11,998,456 pledged as collateral for the trading of futures and options on futures contracts.
**	No individual futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

See accompanying notes.

 AIS FUTURES FUND IV L.P.
STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2013 and 2012 (Unaudited)
_______________

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
TRADING GAINS (LOSSES)
Realized	$(1,059,167)	$15,458,458	$(14,480,464)	$10,308,736
Change in unrealized	3,793,585	3,110,091	3,583,129	6,721,337
Brokerage commissions	(24,203)	(20,349)	(69,205)	(75,127)

Total gain (loss) from trading	2,710,215	18,548,200	(10,966,540)	16,954,946

NET INVESTMENT (LOSS)
Income
Interest income	8,559	21,216	37,933	41,275

Expenses
Selling agent administrative and service fee	319,977	464,888	1,067,923	1,305,981
Management fee	272,030	370,618	877,320	1,069,124
Operating expenses	38,941	53,088	127,235	158,588

Total expenses	630,948	888,594	2,072,478	2,533,693

Net investment (loss)	(622,389)	(867,378)	(2,034,545)	(2,492,418)

NET INCOME (LOSS)	2,087,826	17,680,822	(13,001,085)	14,462,528

Less: General Partner Profit Share allocation	253	1,172,087	1,445	1,177,726

Net income (loss) for pro rata allocation to all partners	$2,087,573	$16,508,735	$(13,002,530)	$13,284,802

See accompanying notes.

 AIS FUTURES FUND IV L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
For the Nine Months Ended September 30, 2013 and 2012 (Unaudited)
_______________

	Partners' Capital
	Series B		Series A	Series B		Series C
	General		Limited	Limited		Limited
	Partner		Partners	Partners		Partners	Total

Balances at December 31, 2012	$410,873		$69,117,753	$0		$0	$69,528,626

Transfers	0		(115,382)	0		115,382	0

Net income (loss) for the nine months ended September 30, 2013:
General Partner Profit Share allocation	1,192		0	0		0	1,192
Pro rata allocation to all partners	(29,735)		(12,916,571)	(38,527)		(17,697)	(13,002,530)

Subscriptions	0		313,000	381,138	(1)	50,000	744,138

Redemptions	(382,330)	(1)	(6,954,925)	0		0	(7,337,255)

Balances at September 30, 2013	$0		$49,443,875	$342,611		$147,685	$49,934,171

Balances at December 31, 2011	$361,193		$70,472,857	$0		$0	$70,834,050

Net income for the nine months ended September 30, 2012:
General Partner Profit Share allocation	19,441		0	0		0	19,441
Pro rata allocation to all partners	88,349		13,196,453	0		0	13,284,802

Subscriptions	0		2,456,000	0		0	2,456,000

Redemptions	(19,441)		(9,473,668)	0		0	(9,493,109)

Balances at September 30, 2012	$449,542		$76,651,642	$0		$0	$77,101,184

(1)   Effective August 31, 2013, the General Partner withdrew its entire capital account balance in the Partnership, totaling $381,138. Accordingly, the $381,138 is included in the redemptions by the General Partner during the nine months ended September 30, 2013. In lieu of distributing cash proceeds, capital subscriptions totaling $381,138 were made on behalf of the principals of the General Partner, effective August 31, 2013.

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

The Fourth Amended and Restated Limited Partnership Agreement (the “Limited Partnership Agreement”) provides, among other things, that the Partnership shall dissolve no later than December 31, 2026.

B.      Method of Reporting and Use of Estimates

The Partnership’s financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”), is the single source of U.S. GAAP.

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

The Partnership applies the provisions of Codification Topic 740, Income Taxes, which prescribe the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. This accounting standard requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax expense in the current year. The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense. The General Partner has concluded there is no tax expense or interest expense related to uncertainties in income tax positions for either of the three or nine months ended September 30, 2013 and 2012.

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

G.    Capital Accounts

The Partnership offers three Series of Interests. The Series A Interests are available to all qualified investors, subject to applicable conditions and restrictions. Series A Interests pay a management fee and Selling Agent Administrative and Service Fee (“Service Fee”) and are subject to the General Partner Profit Share allocation. The Series B Interests are available for sale to the General Partner and its principals. Series B Interests are not charged a management fee and Service Fee and are not subject to the General Partner Profit Share allocation. Effective January 14, 2013, the Partnership began offering Series C Interests to eligible investors that are not solicited by Selling Agents, subject to applicable conditions and restrictions. The Series C Interests have the same rights and obligations as Series A Interests, except Series C Interests are not subject to the Service Fee and are charged a monthly Management Fee as described in Note 2.

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

I.       Recently Issued Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update No. 2011-11 (“ASU 2011-11”), entitled Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 enhances current disclosures about financial instruments and derivative instruments that are either offset on the statement of financial condition or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial condition. Entities are required to provide both net and gross information for these assets and liabilities in order to facilitate comparability between financial statements prepared on the basis of U.S. GAAP and financial statements prepared on the basis of International Financial Reporting Standards. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, with required disclosures presented retrospectively for all comparative periods presented.

In January 2013, the FASB issued Accounting Standards Update No. 2013-01 (“ASU 2013-01”), entitled Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which highlights the scope of transactions that are subject to the disclosures about offsetting. The standard clarifies that ordinary trade receivables and payables are not in the scope of ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, discussed above, but applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the Codification or subject to a master netting arrangement or similar agreement. The standard will enable users of financial statements to understand the effect that offsetting and related arrangements have on an entity’s financial position. ASU 2013-01 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, with required disclosures, presented retrospectively, for all comparative periods presented.

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

I.       Recently Issued Accounting Pronoucements (continued)

The Partnership’s adoption of ASU 2011-11 and ASU 2013-01 had no material impact on the Partnership’s financial statements. See Note 8. Derivatives, for disclosures required pursuant to the Partnership’s adoption of ASU 2011-11 and ASU 2013-01.

J.        Interim Financial Statements

The financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP may be omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary that were of a normal and recurring nature and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three and nine months ended September 30, 2013 and 2012 are not necessarily indicative of the results to be expected for the full year or for any other period.

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Form 10-K previously filed with the Securities and Exchange Commission.

Note 2.	GENERAL PARTNER

As of September 25, 2013, the General Partner and commodity trading advisor of the Partnership is AIS Capital Management, L.P., which conducts and manages the business and trading activities of the Partnership. AIS Futures Management LLC, the former General Partner, merged with and into AIS Capital Management, L.P.

Effective August 31, 2013, the General Partner withdrew its entire capital account balance in the Partnership. In lieu of distributing cash proceeds, capital subscriptions were made, effective August 31, 2013, to the accounts of certain Series B limited partners who are principals of the General Partner. This full withdrawal of capital by the General Partner did not affect its role as the General Partner of the Partnership, as set forth in the Limited Partnership Agreement.

The Limited Partnership Agreement provides for the General Partner to receive a monthly Management Fee equal to 1/12 of 2% (2% annually) of each Series A Limited Partner’s month-end Net Assets, as defined, and 1/12 of 2.7% (2.7% annually) of each Series C Limited Partner’s month-end Net Assets, as defined. The General Partner also receives a Profit Share allocation equal to 20% of any New Trading Profit, as defined, attributable to each Series A and C Limited Partner’s Interest achieved as of each calendar year-end or upon redemption.

During the three and nine months ended September 30, 2013 and 2012, certain Series A Limited Partners were charged Management Fees at a rate lower than described above, to offset the effect of the additional 1.5% per annum Service Fee described in Note 3. Accordingly, for the three months ended September 30, 2013 and 2012, Management Fees were reduced by approximately $8 and $11,400, respectively. For the nine months ended September 30, 2013 and 2012, Management Fees were reduced by approximately $16,068 and $17,050, respectively.

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

In the event the Service Fee is no longer payable to a Selling Agent, the relevant Series A Limited Partner who was solicited by such Selling Agent will no longer be charged the Service Fee and such Series A Interests may be transferred to Series C Interests. During the nine months ended September 30, 2013, there were $115,382 in transfers to Series C Interests from Series A Interests which occurred in relation to Series A Limited Partners that were no longer subject to a Service Fee. For the three and nine months ended September 30, 2013 and 2012, certain Series A Limited Partners were not subject to the Service Fee.

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

Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. A selling commission of up to 2% of the subscription amount may be deducted from Series A Limited Partners’ subscription proceeds and paid to the applicable Selling Agent, if any. For the three months ended September 30, 2013 and 2012, no selling commissions were charged to Series A Limited Partners. For the nine months ended September 30, 2013 and 2012, selling commissions of $0 and $1,000, respectively, were charged to Series A Limited Partners. Series A Limited Partner subscriptions, as presented in the statements of changes in partners’ capital (net asset value), are net of such selling commissions, if any.

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

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

Note 6.	DEPOSITS WITH SECURITIES BROKER (CONTINUED)

Accordingly, assets used to meet margin and other securities broker or regulatory requirements are partially restricted. The Partnership earns interest income on its assets deposited with the securities broker. The fair value of the Partnership’s U.S. Treasury Bills held at the securities broker totaled $35,996,067 and $48,986,396 at September 30, 2013 and December 31, 2012, respectively.

Note 7.	FAIR VALUE

Fair value, as defined in the Fair Value Measurements Topic of the Codification, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy, as set forth in the Fair Value Measurements  Topic of the Codification, prioritizes the inputs to valuation techniques used to measure fair value into three broad levels: quoted market prices in active markets for identical assets or liabilities (Level 1); inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (Level 2); and unobservable inputs for an asset or liability (Level 3). If the inputs used to measure a financial instrument fall within different levels of the fair value hierarchy, the categorization is based on the lowest level input that is significant to the measurement of that financial instrument. The Partnership recognizes transfers between fair value hierarchy levels, if any, at the beginning of the reporting period. There were no transfers between levels during the nine months ended September 30, 2013 and during the year ended December 31, 2012.

For U.S. government securities, which are categorized as Level 2 fair value measurements at September 30, 2013 and December 31, 2012, fair value is determined as cost plus accrued interest, which represents an income approach to fair value measurement.

The following tables summarize the Partnership’s assets and liabilities accounted for at fair value at September 30, 2013 and December 31, 2012 using the fair value hierarchy. Fair value is presented on a gross basis even though certain assets and liabilities qualify for net presentation in the statements of financial condition.

	September 30, 2013
Description	Level 1	Level 2	Level 3	Total
Assets
Futures contracts
Agricultural	$1,071,744	$0	$0	$1,071,744
Currency	305,737	0	0	305,737
Metal	489,732	0	0	489,732
Stock index	844,824	0	0	844,824

Total futures contracts	2,712,037	0	0	2,712,037

U.S. Treasury bills	0	49,494,458	0	49,494,458

Total assets	$2,712,037	$49,494,458	$0	$52,206,495

Liabilities
Futures contracts
Agricultural	$(616,990)	$0	$0	$(616,990)
Energy	(815,674)	0	0	(815,674)
Interest rate	(452,381)	0	0	(452,381)
Metal	(440,112)	0	0	(440,112)

Total liabilities	$(2,325,157)	$0	$0	$(2,325,157)

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

Note 7.	FAIR VALUE (CONTINUED)

	December 31, 2012
Description	Level 1	Level 2	Level 3	Total
Assets
Futures contracts
Agricultural	$75,410	$0	$0	$75,410
Currency	770,520	0	0	770,520
Energy	720,459	0	0	720,459
Metal	185,207	0	0	185,207

Total futures contracts	1,751,596	0	0	1,751,596

U.S. Treasury bills	0	60,984,852	0	60,984,852

Total assets	$1,751,596	$60,984,852	$0	$62,736,448

Liabilities
Futures contracts
Agricultural	$(1,910,237)	$0	$0	$(1,910,237)
Currency	(298,925)	0	0	(298,925)
Energy	(22,624)	0	0	(22,624)
Metal	(2,716,059)	0	0	(2,716,059)

Total liabilities	$(4,947,845)	$0	$0	$(4,947,845)

Note 8.	DERIVATIVES

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

The Partnership’s derivatives held at September 30, 2013 and December 31, 2012 are subject to agreements similar to master netting agreements with the Partnership’s futures brokers which grant the futures brokers the right to set off recognized assets and liabilities if certain conditions exist. The following tables present gross amounts of assets and liabilities which are offset in the statements of financial condition.

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

Note 8.     DERIVATIVES (CONTINUED)

	Offsetting of Derivative Assets and Liabilities
	at September 30, 2013
		Gross Amounts	Net Amounts
		Offset in the	Presented in the
	Gross Amounts	Statement of	Statement of
	of Recognized	Financial	Financial
	Assets	Condition	Condition
Assets
Futures Contracts(1)
Newedge USA, LLC	$1,640,293	$(1,640,293)	$0
ADM Investor Services, Inc.	1,071,744	(616,990)	454,754

Total assets	$2,712,037	$(2,257,283)	$454,754

		Gross Amounts	Net Amounts
		Offset in the	Presented in the
	Gross Amounts	Statement of	Statement of
	of Recognized	Financial	Financial
	Liabilities	Condition	Condition
Liabilities
Futures Contracts(1)
Newedge USA, LLC	$(1,708,167)	$1,640,293	$(67,874)
ADM Investor Services, Inc.	(616,990)	616,990	0

Total liabilities	$(2,325,157)	$2,257,283	$(67,874)

	Offsetting of Derivative Assets and Liabilities
	at December 31, 2012
		Gross Amounts	Net Amounts
		Offset in the	Presented in the
	Gross Amounts	Statement of	Statement of
	of Recognized	Financial	Financial
	Assets	Condition	Condition
Assets
Futures Contracts(1)
Newedge USA, LLC	$1,676,186	$(1,676,186)	$0
ADM Investor Services, Inc.	75,410	(75,410)	0

Total assets	$1,751,596	$(1,751,596)	$0

		Gross Amounts	Net Amounts
		Offset in the	Presented in the
	Gross Amounts	Statement of	Statement of
	of Recognized	Financial	Financial
	Liabilities	Condition	Condition
Liabilities
Futures Contracts(1)
Newedge USA, LLC	$(3,037,608)	$1,676,186	$(1,361,422)
ADM Investor Services, Inc.	(1,910,237)	75,410	(1,834,827)

Total liabilities	$(4,947,845)	$1,751,596	$(3,196,249)
  _________________________
(1)    See Note 7. for the fair value for each type of contract within this category.

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

Note 8.     DERIVATIVES (CONTINUED)

Within the statement of financial condition, the fair value of futures contracts is included in net unrealized gain on open futures contracts and net unrealized (loss) on open futures contracts.

The cash and other property (for example, U.S. Treasury bills) held by each counterparty at September 30, 2013 and December 31, 2012 exceeds the net derivatives liability, if any, at such counterparty.

The following presents the Partnership’s derivative trading results and information related to the volume of the Partnership’s derivative activity for the three and nine months ended September 30, 2013 and 2012. The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the statements of operations.

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Trading Gains (Losses)			Trading Gains (Losses)
Futures Contracts	Realized	Change in Unrealized	Number of Contracts Closed	Realized	Change in Unrealized	Number of Contracts Closed
Agricultural	$(877,777)	$39,415	716	$6,112,459	$(564,214)	705
Currencies	(518,229)	1,405,392	467	2,454,690	(1,155,920)	501
Energy	2,559,301	(233,588)	842	6,257,462	(1,075,231)	1,439
Interest rates	(137,630)	(452,381)	334	0	0	0
Metals	141,948	2,420,078	303	633,847	5,905,456	330
Stock index	(2,127,780)	614,669	795	0	0	0
Total futures contracts	(960,167)	3,793,585		15,458,458	3,110,091
Options on Futures Contracts
Stock index	(99,000)	0	220	0	0
Total	$(1,059,167)	$3,793,585		$15,458,458	$3,110,091

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Trading Gains (Losses)			Trading Gains (Losses)
Futures Contracts	Realized	Change in Unrealized	Number of Contracts Closed	Realized	Change in Unrealized	Number of Contracts Closed
Agricultural	$(6,065,997)	$2,289,581	2,994	$13,336,523	$(603,797)	4,227
Currencies	588,606	(165,858)	1,411	2,867,244	(1,067,744)	1,545
Energy	4,404,634	(1,513,509)	3,280	(732,694)	(593,340)	3,807
Interest rates	(137,630)	(452,381)	334	0	0	0
Metals	(10,302,978)	2,580,472	1,321	(4,972,712)	8,986,218	1,197
Stock index	(2,868,099)	844,824	1,227	0	0	0
Total futures contracts	(14,381,464)	3,583,129		10,498,361	6,721,337
Options on Futures Contracts
Stock index	(99,000)	0	220	(189,625)	0	715
Total	$(14,480,464)	$3,583,129		$10,308,736	$6,721,337

The number of contracts closed represents the number of contracts closed during the three and nine months ended September 30, 2013 and 2012 in the applicable category.

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

Purchase and sale of futures and options on futures contracts requires margin deposits with the futures brokers. Additional deposits may be necessary for any loss on contract fair value. The Commodity Exchange Act requires a futures broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury bills) deposited with a futures broker are considered commingled with all other customer funds subject to the futures broker’s segregation requirements. In the event of a futures broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited. The fair value of the Partnership’s assets deposited with Newedge USA, LLC and ADM Investor Services, Inc. is $11,594,912 and $3,222,135, respectively, at September 30, 2013, and $11,998,348 and $4,521,533, respectively, at December 31, 2012.

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

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

Note 11.     FINANCIAL HIGHLIGHTS

The following information presents the financial highlights for Series A and C Limited Partners of the Partnership for the three and nine months ended September 30, 2013 and 2012. This information has been derived from information presented in the financial statements.

	Three Months Ended		Three Months Ended
	September 30, 2013		September 30, 2012
	Series A	Series C	Series A
	(Unaudited)	(Unaudited)	(Unaudited)
Total return for Limited Partners(1)
Total return before General Partner Profit Share allocation	4.00%	4.43%	27.95%
General Partner Profit Share allocation	0.00%	0.00%	(1.91)%
Total return after General Partner Profit Share allocation	4.00%	4.43%	26.04%

Supplemental Data for Limited Partners
Ratios to average net asset value:(3)
Expenses, excluding General Partner Profit Share allocation(4)	4.72%	3.00%	5.06%
General Partner Profit Share allocation(1)	0.00%	0.00%	1.67%
Total expenses	4.72%	3.00%	6.73%
Net investment (loss)(4),(5)	(4.66)%	(2.93)%	(4.94)%

	Nine Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2012
	Series A	Series C	Series A
	(Unaudited)	(Unaudited)	(Unaudited)
Total return for Limited Partners(1)
Total return before General Partner Profit Share allocation	(19.30)%	(18.29)%	20.44%
General Partner Profit Share allocation(2)	0.09%	0.10%	(1.71)%
Total return after General Partner Profit Share allocation	(19.21)%	(18.19)%	18.73%

Supplemental Data for Limited Partners
Ratios to average net asset value:(3)
Expenses, excluding General Partner Profit Share allocation(4)	4.55%	2.93%	4.79%
General Partner Profit Share allocation(1)	0.00%	0.00%	1.67%
Total expenses	4.55%	2.93%	6.46%
Net investment (loss)(4),(5)	(4.47)%	(2.85)%	(4.71)%

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

During its operations for the three and nine months ended September 30, 2013, the Partnership experienced no significant periods of illiquidity in any of the numerous markets traded by the General Partner.

PART I – FINANCIAL INFORMATION (CONTINUED)

Results of Operations

Performance Summary

Three Months Ended September 30, 2013

During the third quarter of 2013, the Partnership experienced net realized and unrealized gains/(losses) of $2,710,215 from its trading operations, which is net of brokerage commissions of $24,203.  The Partnership incurred total expenses of $630,948, including $319,977 in Selling Agent Administrative and Service Fees, $272,030 in Management Fees (paid to the General Partner) and $38,941 in operating expenses.  The Partnership earned $8,559 in interest income and accrued a General Partner Profit Share allocation of $253.  An analysis of trading gains and losses (not adjusted for any fees or expenses) by market sector is as follows:

Sector	% Gain (Loss)

Stock Index	(2.93)%
Bonds	(1.06)%
Currency	1.42%
Energy	4.81%
Metals	5.18%
Grains	(1.47)%

The Partnership experienced a gain in the third quarter of 2013, with three of the asset groups in which the fund had positions profitable. In order of contribution to the gains, the long position in metals was highest, followed closely by the long positions in the energy complex, and long positions in the Australian and Canadian dollars. A loss occurred in the short position in the S&P 500, long positions in the grain and soybean complex, and a short position in the U.S. Treasury bond.

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

PART I – FINANCIAL INFORMATION (CONTINUED)

Nine Months Ended September 30, 2013

During the nine months ended September 30, 2013, the Partnership experienced net realized and unrealized gains/(losses) of ($10,966,540) from its trading operations, which is net of brokerage commissions of $69,205.  The Partnership incurred total expenses of $2,072,478, including $1,067,923 in Selling Agent Administrative and Service Fees, $877,320 in Management Fees (paid to the General Partner) and $127,235 in operating expenses.  The Partnership earned $37,933 in interest income and accrued a General Partner Profit Share allocation of $1,445.  An analysis of trading gains and losses (not adjusted for any fees or expenses) by market sector is as follows:

Sector	% Gain (Loss)

Stock Index	(3.69)%
Bonds	(1.06)%
Currency	0.34%
Energy	5.87%
Metals	(11.06)%
Grains	(5.93)%

The Partnership experienced a loss in the first nine months of 2013. Four of the six asset classes incurred losses, led by the long position in the metals, long positions in the grains and soybean complex, a short position in the S&P 500 and a short position in the U.S. Treasury bonds. Gains were achieved in the long positions in the energy complex and long positions in the Australian and Canadian dollars.

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

(b)           Not applicable.

(c)           Pursuant to the Partnership’s Limited Partnership Agreement, Limited Partners may withdraw all or part of their capital contributions and undistributed profits, if any, at the end of each calendar month.  The withdrawal by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners.  The following table summarizes the withdrawals by Limited Partners during the third calendar quarter of 2013:

Month	Withdrawal Amounts
July 31, 2013	$435,411
August 31, 2013	$519,015
September 30, 2013	$2,145,187

Item 3:  Defaults Upon Senior Securities

(a)           None.

(b)           None.

Item 4:  Mine Safety Disclosures

Not applicable.

PART II - OTHER INFORMATION (CONTINUED)

Item 5:  Other Information

(a)           None.

(b)           Not applicable.

Item 6: Exhibits

The following exhibits are incorporated herein by reference as set forth below.

Exhibit Number	Description of Document

3.1*	Certificate of Formation of AIS Futures Fund IV L.P.

4.2**	Fourth Amended and Restated Limited Partnership Agreement of AIS Futures Fund IV L.P., dated as of March 1, 2008.

The following exhibits are included herewith.

Exhibit Number	Description of Document

31.01	Rule 13a-14(a)/15d-14(a) Certification

32.01	Section 1350 Certification

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: November 14, 2013

AIS FUTURES FUND IV L.P.

By:	AIS CAPITAL MANAGEMENT, L.P.
General Partner

By:	/s/ John Hummel
Name:	John Hummel
Title:	Managing Principal (principal executive and principal
financial officer)

