Form 10-K
period 2013-12-31
AIS FUTURES FUND IV LP
filed 2014-03-31
CIK 1023453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

_______________________

Commission file number: 000-52599

AIS FUTURES FUND IV L.P.
(Exact name of registrant as specified in its charter)

DELAWARE	13-3909977
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o AIS CAPITAL MANAGEMENT, L.P.
187 Danbury Road, Suite 201
Wilton, Connecticut  06897
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

Not Applicable.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1:  Business

(a)           General Development of Business

AIS Futures Fund IV L.P. (the “Partnership”) is a Delaware limited partnership organized on August 28, 1996 under the Delaware Revised Uniform Limited Partnership Act.  AIS Capital Management, L.P. (“AIS” or the “General Partner”), a Delaware limited liability company, is the general partner and trading advisor of the Partnership.  The Partnership’s business is speculative trading of futures contracts, options on futures contracts and physical commodities and other commodity-related contracts traded primarily on domestic markets (collectively “Futures Contracts”) pursuant to the trading and investment methodology of AIS.  The Partnership holds a substantial majority of its assets in United States Treasury bills as margin, or available for margin, to support its futures trading activity.  The Partnership began its trading activities on February 2, 1997.  Under its Limited Partnership Agreement, as amended through the date of this annual report (the “Limited Partnership Agreement”), the Partnership has delegated all aspects of the Partnership’s management to AIS.  Accordingly, AIS controls and manages the business of the Partnership, and purchasers of limited partnership interests (“Interests”) in the Partnership, as the Partnership’s “Limited Partners,” have no right to participate in management or control of the Partnership.

In September 2013, pursuant to an internal reorganization of AIS Futures Management LLC, then the General Partner of the Partnership, and its affiliate, AIS Capital Management LLC, AIS Futures Management LLC merged with and into AIS Capital Management, L.P. (a Delaware limited partnership created by the conversion of AIS Capital Management LLC into a limited partnership).  The general partner of AIS Capital Management, L.P. is AIS General Partner, LLC, a Delaware limited liability company.  By operation of law and pursuant to Section 10 of the Partnership’s Limited Partnership Agreement, AIS Capital Management, L.P. then became, and was admitted as, the General Partner of the Partnership.

AIS, inclusive of its predecessors, has been continuously registered with the Commodity Futures Trading Commission (“CFTC”) as a Commodity Pool Operator (“CPO”) since May 14, 1990 and as a Commodity Trading Advisor (“CTA”) since August 20, 1992, and has been a member of the National Futures Association (“NFA”) since such dates.

As of February 28, 2014, the aggregate net asset value of the Partnership was $41,665,433.38.

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

The Partnership trades Futures Contracts pursuant to a multi-asset investment program called the Multi Asset Allocation Portfolio (“MAAP”).  MAAP was developed by Mr. John R. Hummel and Mr. Bradley C. Stern, principals and partners of AIS.

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

AIS’ basic risk management decision-making is discretionary, using both fundamental and technical/quantitative information. However, AIS overlays these decisions with a systematic process to determine maximum long leverage in the commodity sectors.  The physical commodity risk overlay assigns positive or negative points to each of the twelve commodity markets traded within the three physical commodity asset classes of MAAP.  These twelve markets include: gold, silver, copper, crude oil, RBOB (unleaded gasoline), heating oil, natural gas, corn, wheat, soybeans, soybean meal and soybean oil.  A composite point level is then computed for the twelve commodity markets.  If the composite reading for the twelve markets drops below the predetermined minimum level, leverage must be reduced to a maximum of 50 percent of potential leverage on the long side for MAAP’s commodity positions.  Leverage on commodity long positions can only be brought back above 50 percent of maximum when the portfolio point system rises to a predetermined positive level.

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

In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long or net short position which any person may hold or control in particular commodities.  Most exchanges also limit the changes in futures contract prices that may occur during a single trading day.  In October 2011, the CFTC adopted a separate position limits regime for 28 so-called “exempt” (i.e., metals and energy) and agricultural futures and options contracts and their economically equivalent swap contracts.  On September 28, 2012, the United States District Court for the District of Columbia vacated these rules.  On November 5, 2013, the CFTC proposed a new set of speculative position rules which are not yet finalized (or effective).

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
The General Partner receives an annual Profit Share equal to 20% of any New Trading Profit realized on Series A and Series C Interests payable at the end of each calendar year.  New Trading Profit is calculated on a “high water mark” basis with respect to each Limited Partner so that a Limited Partner is charged a Profit Share only on the amount of trading profits allocated to such Limited Partner that exceed the previous high point in trading profit allocated to such Limited Partner since a Profit Share was last charged.  Because Limited Partners purchase Interests at different times, they may recognize different amounts of New Trading Profit.

General Partner	Management Fee
Series A Interests pay the General Partner a monthly Management  Fee equal to 1/12 of 2% of month-end Net Assets (a 2% annual rate). Series C Interests pay the General Partner a monthly Management Fee equal to 1/12 of 2.7% of month-end Net Assets (a 2.7% annual rate).

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

Recipient	Nature of Payment	Amount of Payment

Selling Agents	Selling Agent Administrative and Service Fee
Series A Interests purchased by Limited Partners that were solicited by selling agents (collectively, the “Selling Agents”) will pay to the respective Selling Agent a Selling Agent Administrative and Service Fee (the “Service Fee”) equal to 1/12 of 2.5% (a 2.5% annual rate) of the month-end Net Asset Value of the Series A Interests sold by them which remain outstanding as of each month-end.  The Selling Agent may pass on a portion of such Service Fees to its investment executives.  The General Partner may also pay a portion of its Management Fee to the Selling Agents as additional sales compensation in respect of the Interests sold by the Selling Agents. Series C Interests are not subject to the Service Fee.

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

(b)          Holders

As of February 28, 2014, there were 555 holders of Interests.

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

The following table summarizes Limited Partner redemptions during the fourth calendar quarter of 2013:

Month Ended	Amount Redeemed

October 31, 2013	$492,435.80
November 30, 2013	927,387.51
December 31, 2013	3,818,060.45
Total	$5,237,883.76

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

(b)          Liquidity

The Partnership’s assets are generally held as cash or cash equivalents which are used to margin the Partnership’s futures positions and are withdrawn, as necessary, to pay redemptions and expenses.  Other than potential market-imposed  limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading, the Partnership’s assets are highly liquid and are expected to remain so.  During its operations through December 31, 2013, the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the General Partner on behalf of the Partnership.

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

Financial assets and liabilities recorded on the statements of financial condition at December 31, 2013 and December 31, 2012 are categorized as Level 1 and Level 2 based on the inputs to the valuation techniques.  Level 1 denotes fair value is based on unadjusted quoted prices for identical assets or liabilities in an active market that the Partnership has the ability to access.  Level 2 denotes fair value is based on observable inputs other than quoted market prices that the Partnership has the ability to access.

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

2013

During 2013, the Partnership experienced a net realized and unrealized loss of $(15,508,994) from its trading operations, which is net of brokerage commissions of $83,981.  The Partnership incurred total expenses of $2,590,809 including $1,328,963 in Selling Agent Administrative and Service Fees, $1,100,133 in Management Fees (paid to the General Partner) and $161,713 in operating expenses.  The Partnership earned $43,953 in interest income and allocated a Profit Share of $1,192 to the General Partner.  An analysis of trading gains and losses (not adjusted for any fees or expenses) by market sector is as follows:

Sector	% Gain (Loss)
Stock Index	(7.24)%
Bonds	0.79%
Currency	(1.84)%
Energy	5.55%
Metals	(16.00)%
Grains	(5.34)%

The Partnership experienced a loss for the year in 2013, as four of the six asset classes traded by the Partnership had losses.  The largest loss came from long positions in metals, followed by short positions in the S&P 500, long positions in grains and long positions in Australian and Canadian dollars.  Gains were achieved from long positions in the energy sector and from a short position in the U.S. Treasury bonds.

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

The Partnership experienced a profitable year in 2012, as three of the six asset classes potentially traded by the Partnership produced gains.  The largest gain came from long positions in grains, followed by long and short positions in  currencies and long positions in metals.  Losses occurred in long positions in the energy sector and from a long put position in the S&P 500.

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

Item 9:  changes in and disagreements with accountants on accounting and financial disclosure

None.

Item 9A:  CONTROLS AND PROCEDURES

(a)          Disclosure Controls and Procedures

AIS, the general partner and trading advisor of the Partnership, with the participation of Principals of AIS, including the Managing Principal, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this annual report, and, based on their evaluation, has concluded that these disclosure controls and procedures are effective.  Additionally, there were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

AIS has assessed the effectiveness of its internal control over the financial reporting with respect to the Partnership as of December 31, 2013.  In making this assessment, AIS used the general framework set out in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on its assessment, management of AIS has concluded that, as of December 31, 2013, its internal control over financial reporting with respect to the Partnership is effective.

(c)          Changes in Internal Control over Financial Reporting

There were no changes in the General Partner’s internal control over financial reporting during the period ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

John Hummel, age 68, is Managing Principal of AIS.  Mr. Hummel has been a partner, associated person and principal of AIS, inclusive of its predecessors, since May 1990.  Mr. Hummel has been a research analyst and portfolio manager in the securities field since June 1967 and has traded commodities for his personal account since February 1981 and for customers since June 1983.  Mr. Hummel currently serves as the portfolio manager of AIS Balanced Fund L.P. (formerly Cowen Premier Balanced Fund L.P.), AIS Capital Growth Fund, L.P., and AIS Gold Fund L.P., the general partner of each of which is AIS.  From May 1990 until March 31, 1993, Mr. Hummel was affiliated with Cowen & Company, a broker-dealer and investment adviser formed in 1918 which is a member of the New York Stock Exchange and all other principal United States exchanges.  At Cowen & Company, Mr. Hummel was directly responsible for managing individual and institutional stock and bond portfolios.  From June 1987 until July 1990, Mr. Hummel was affiliated with Matuschka & Co. L.P. (formerly Matuschka Moser Partners L.P.), a United States affiliate of The Matuschka Group, a privately-owned investment firm headquartered in Germany, where he was directly responsible for managing individual and institutional stock and bond portfolios.  Also during such time, Mr. Hummel was affiliated with Matuschka Moser Futures Management Corporation from June 1987 until October 1990 where he acted as a portfolio manager with respect to futures trading.  Prior to joining Matuschka & Co. L.P. in June 1987, Mr. Hummel was a Managing Director of Mitchell Hutchins Asset Management, Inc., an investment advisory firm which at the time was a subsidiary of PaineWebber Inc. (which was later acquired by UBS Global Asset Management US Inc.), where he had been responsible for individual and institutional investment portfolios since January 1977.  Mr. Hummel directed the trading of Mitchell Hutchins Futures Fund, Ltd. from its inception in December 1983 through June 1987.  From April 1976 to December 1976, Mr. Hummel worked for Reynolds Securities, Inc., a brokerage firm in Milwaukee, Wisconsin, where he was an account executive, series 7 broker, specializing in pension consulting.  From June 1969 to April 1976, Mr. Hummel served as President of Asset Management Corporation, an investment advisory firm which he helped organize.  From June 1967 to June 1969, Mr. Hummel worked as a research analyst for Robert W. Baird & Co., a brokerage firm in Milwaukee, Wisconsin.  Mr. Hummel received a B.S. degree in investment management from Northwestern University in 1967.

Bradley C. Stern, age 48, is a Principal of AIS.  Mr. Stern has been a partner and associated person of AIS, inclusive of its predecessors, since March 1993 and a principal of AIS, inclusive of its predecessors, since November 1993.  Mr. Stern graduated from Emory University in with a B.B.A. degree and did post graduate work in finance at New York University in 1991 and 1992.  From September 1988 to April 1989, he was an account executive with the recruiting firm Winston Resources, where he was responsible for recruiting personnel for various professional positions.  From April 1989 to September 1989, he worked as a liaison between retail brokers and insurance companies regarding such insurance products as annuities, term life and whole life insurance at Thomson McKinnon Securities Inc., a registered broker-dealer.  From September 1989 through March 1993, Mr. Stern became an Assistant Portfolio Manager at Cowen & Company, a broker-dealer and investment adviser formed in 1918 which is a member of the New York Stock Exchange and all other principal United States exchanges, and his responsibilities increased during his time there to include acting as a Trading Analyst for Cowen & Company.  In March 1993, Mr. Stern left Cowen & Company with Mr. Hummel to join AIS Futures Management, Inc., a predecessor of AIS, and has been with AIS, inclusive of its predecessors, since that time.

Stephen Wayne Edwards, age 34, CFA, joined AIS as a Principal, in September 2013, after co-founding Frontera Management, LLC (“Frontera”), a systematic global macro firm, in December 2008.  Mr. Edwards registered with the NFA as an associated person of Frontera on June 19, 2009, and as an associated person of AIS Capital Management, L.P. on September 27, 2013. Within both firms, Mr. Edwards has served as a portfolio manager for systematic global macro strategies and guided research of fundamental indicators.  Prior to Frontera, Mr. Edwards was a researcher and portfolio manager at Spruce Private Investors, a $3.5 billion investment management firm that acts as an outsourced chief investment officer for private and institutional clients and offers several multi-manager alternative investment partnerships, from February 2004 to December 2008.  Mr. Edwards researched and designed Spruce’s systematic investment process and managed clients’ portfolios and a derivative-based, global macro overlay within the firm’s multi-manager funds.  This investment process makes use of fundamentally based macro indicators in order to inform the outlook for global equity, credit, commodity, and currency markets.  In January 2004, Mr. Edwards was transitioning between employers.  At leading global macro firm Bridgewater Associates, LP, he served in the quantitative research and client analytics groups from October 2002 to December 2003 in support of the firm’s diversified, absolute-return global macro strategy and developed a trading system for global equities, nominal bonds, short rates, and currencies.  From June 2002 to September 2002, Mr. Edwards co-founded IntotheBest.com, a college counseling service.  From September 2001 to May 2002, Mr. Edwards served as a short-term missionary with Campus Crusade for Christ in Maracaibo, Venezuela.  From June 2001 to August 2001, Mr. Edwards served as an intern with Restricted Stock Systems, Inc., a software provider that helps banks process restricted stock transactions.  Mr. Edwards received an A.B. degree in history from Princeton University in 2001, earning magna cum laude and Phi Beta Kappa honors, and played on the school’s golf team.  Mr. Edwards became a CFA charterholder in 2006.

Hui John Zhang, age 44, joined AIS as a Principal, in September 2013, after co-founding Frontera in  December 2008.  Mr. Zhang registered with the NFA as an associated person of Frontera Management, LLC on February 12, 2009, and as an associated person of AIS Capital Management, L.P. on September 27, 2013.  Within both firms, Mr. Zhang has served as a portfolio manager for systematic global macro strategies.  From September 2008 to November 2008, Mr. Zhang was planning his next business venture—the launch of Frontera.  Prior to that, Mr. Zhang was a managing director and head of customized derivative solutions at U.S. Trust, a private bank and asset management firm, from May 2006 to August 2008.  He spearheaded the creation of cross-asset capital-conserved investment management accounts.  These portfolios have an absolute-return orientation and involve (i) derivative positions stemming from a fundamental, thematic discretionary global macro process and (ii) various fixed-income instruments to reduce volatility and preserve capital.  Mr. Zhang served on the Investment Strategy Committee at U.S. Trust and was responsible for advising clients on customized derivative strategies to enhance investment return and manage asset-liability mismatches.  Prior to joining U.S. Trust, Mr. Zhang had overall responsibility for developing the institutional asset management business of Union Bancaire Privée, a private bank and asset management firm, in Asia from April 2005 to April 2006.  Mr. Zhang was a member of Citigroup Private Bank’s U.S. Capital Markets Team from April 2003 to March 2005 and was the head of trading and a senior bookrunner in distressed financing, equity derivatives, and convertible bond arbitrage at Crédit Agricole-Lazard Financial Products Bank, an investment bank, from January 2001 to April 2003; Bear, Stearns & Co., Inc., an investment bank, from June 1998 to October 1999; Credit Suisse Group AG, a bank, from September 1997 to May 1998; and UBS AG, a bank, from May 1994 to August 1997, each of which is a major financial institution.  In October 1999, Mr. Zhang co-founded eBusiness Enterprise Solutions & Technology Inc., a start-up enterprise software company, and he worked there as co-founder until December 2000.  Mr. Zhang graduated summa cum laude with B.A. degrees in mathematics, statistics and economics from the University of Rochester in 1992 and earned a Master’s degree in finance from the Wharton School of the University of Pennsylvania in 1994.

(ii)	Identification of Certain Significant Employees

None.

(iii)	Family Relationships

None.

(iv)	Business Experience

See above.

(v)	Involvement in Certain Legal Proceedings.

None.

(vi)	Promoters and Control Persons

Not Applicable.

(b)           Section 16(a) Beneficial Ownership Reporting Compliance

In advance of the internal reorganization of AIS, reported on Form 8-K filed September 30, 2013, the balance of AIS's general partner capital account was distributed to John Hummel and Bradley Stern, as of August 31, 2013, who each recontributed the amounts distributed to the Partnership in exchange for limited partnership interests as of August 31, 2013.  The amount of Mr. Hummel's contribution to the Partnership was $304,910.30 and the amount of Mr. Stern's contribution was $76,227.61.  These amounts represented the total balance of each of Mr. Hummel's and Mr. Stern's respective capital account as limited partners in the Partnership as of such date.  As of November 30, 2013, Mr. Stern withdrew the total balance of his capital account in the partnership, equal to $61,241.20, for a loss of $14,986.41.  The purchase of these limited partnership interests and Mr. Stern's withdrawal from the Partnership were not reported at the times of the transactions and thus the number of transactions not reported on a timely basis is three (3).
(c)           Code of Ethics

The Partnership has no employees, officers or directors and is managed by AIS.  AIS has adopted a Code of Ethics that applies to its principal executive officer and certain other officers and employees of AIS.  A copy of this Code of Ethics may be obtained at no charge by written request to AIS Capital Management, L.P., 187 Danbury Road, Suite 201, Wilton, CT 06897 or by calling AIS at (203) 563-1180.

Item 11: executive compensation

The Partnership itself has no officers, directors or employees. None of the principals, officers or employees of AIS receive compensation from the Partnership. AIS makes all trading decisions for the Partnership. AIS receives a monthly Management Fee from the Partnership of 1/12 of 2% of month-end Net Assets attributable to Series A Interests and 1/12 of 2.7% of month-end Net Assets attributable to Series C Interests, and an annual Profit Share equal to 20% of New Trading Profit realized on Series A and Series C Interests, payable at the end of each calendar year on a “high water mark” basis. Because Limited Partners purchase Interests at different times, they may recognize different amounts of New Trading Profit. Each Limited Partner is charged a Profit Share only on the New Trading Profit allocable to such Limited Partner’s investment in the Partnership. There is no Management Fee or Profit Share with respect to Series B Interests, which are available only to AIS, its principals and employees.

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

Item 12: Security Ownership of Certain Beneficial Owners and Management and related stockholder matters

(a)          Securities authorized for issuance under equity compensation plans

None.

(b)          Security ownership of certain beneficial owners

As of February 28, 2014, the General Partner knows of the following persons who own beneficially more than 5% of the Partnership’s Interests as follows:

Name and Address	Value of Interests held	Percentage Ownership

City of Meriden Police and Fire Fund H 142 East Main Street Meriden, CT 06108	$4,893,633	11.75%

City of Meriden Employees Fund M 142 East Main Street Meriden, CT 06108	$5,587,107	13.41%

All of the Partnership’s general partner interest is held by AIS Capital Management, L.P.

(c)          Security Ownership of Management

The Partnership has no officers or directors. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner, which has discretionary authority over the Partnership’s trading. As of February 28, 2014, the General Partner’s interest in the Partnership was valued at $0 which constituted 0% of the Partnership’s total assets.

As of February 28, 2014, the directors and executive officers of the General Partner owned beneficially Interests as follows:

Name	Value of Interest		Percentage of Limited Partnership Interests
	Held Directly	Held Indirectly*	% Directly	% Indirectly
John Hummel	$0	$269,077	0%	0.65%

No other director, executive officer or partner of the General Partner beneficially owned Interests in the Partnership.

(d)          Changes in Control

There have been no changes in control of the Partnership.

Item 13: Certain Relationships and Related Transactions, and Director Independence

See “Item 11: Executive Compensation” and “Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” The Partnership paid the General Partner $1,100,133 in Management Fees for the year ended December 31, 2013. The Partnership allocated to the General Partner $1,192 in Profit Share for the year ended December 31, 2013. The General Partner’s interest in the Partnership showed an allocation of loss of $(29,735) for the year ended December 31, 2013. The Management Fees and Profit Share paid by the Partnership to AIS were not negotiated and are higher than they would have been had they been the result of arm’s-length bargaining.

At December 31, 2013, John Hummel, the Managing Principal of the General Partner, held an interest in the Partnership totaling $249,046.

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

Item 14: principal accounting fees and services

The following table sets forth the fees billed to the Partnership for professional audit services and professional tax services provided by Arthur F. Bell, Jr. & Associates, L.L.C., the Partnership’s independent registered public accountant for 2013 and 2012, for the audit of the Partnership’s annual financial statements and filing of the Partnership’s annual income tax returns for the years ended December 31, 2013 and 2012, respectively.

FEE CATEGORY	2013	2012

Audit Fees(1)	$73,936	$72,026
Audit-Related Fees	-	-
Tax Fees(2)	$16,000	$16,000
All Other Fees	-	-

TOTAL FEES	$89,936	$88,026
____________

* Interests held indirectly include Interests with respect to which a person holds voting or disposition power: (i) by virtue of serving as one of two or fewer trustees, custodian or officer of the beneficial owner which is a charitable entity, benefit plan or custody account for the benefit of a minor; (ii) with respect to certain Interests owned by members of a person’s immediate family; or (iii) through a self directed benefit plan.

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

PART IV

Item 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           Financial Statements

                The following financial statements are included herewith, beginning following the Index to Financial Statements appearing after the signature page hereof, and are incorporated into Item 8:

•	Statements of Financial Condition at December 31, 2013 and 2012;

•	Condensed Schedule of Investments at December 31, 2013;

•	Condensed Schedule of Investments at December 31, 2012;

•	Statements of Operations For the Years Ended December 31, 2013 and 2012; and

•	Statements of Changes in Partners’ Capital (Net Asset Value) For the Years Ended December 31, 2013 and 2012.

(b)           Exhibits

The following documents (unless otherwise indicated) are filed herewith and made part of this registration statement.

Exhibit Designation	Description

*3.1	Certificate of Formation of AIS Futures Fund IV L.P.

**4.2	Fourth Amended and Restated Limited Partnership Agreement of AIS Futures Fund IV L.P., dated as of March 1, 2008

31.01	Rule 13a-14(a)/15d-14(a) Certification

32.01	Section 1350 Certification
_________________________________

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

Dated: March 31, 2014

AIS FUTURES FUND IV L.P.

By: AIS CAPITAL MANAGEMENT, L.P.

By:	/s/ John Hummel
Name: John Hummel
Title: Managing Principal

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the registrant and in the capacities and on the date indicated.

Dated: March 31, 2014

By:	/s/ John Hummel
Name: John Hummel
Title: Managing Principal (principal executive and principal financial officer) of AIS Capital Management, L.P.

INDEX TO FINANCIAL STATEMENTS

AIS Futures Fund IV L.P. Annual Report, December 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
AIS Futures Fund IV L.P.

We have audited the accompanying statements of financial condition of AIS Futures Fund IV L.P., including the condensed schedules of investments, as of December 31, 2013 and 2012, and the related statements of operations and changes in partners’ capital (net asset value) for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AIS Futures Fund IV L.P. as of December 31, 2013 and 2012, and the results of its operations and the changes in its net asset values for the years then ended, in conformity with U.S. generally accepted accounting principles.

Hunt Valley, Maryland
March 20, 2014

AIS FUTURES FUND IV L.P.
STATEMENTS OF FINANCIAL CONDITION
December 31, 2013 and 2012
_____________________

	2013	2012
ASSETS
Equity in futures broker trading accounts
Cash	$3,840,242	$7,717,348
United States government securities	8,499,181	11,998,456
Unrealized (loss) on open futures contracts, net	(591,732)	(3,196,249)
Interest receivable	236	326

Deposits with futures brokers	11,747,927	16,519,881

Cash	86,602	4,555,241
United States government securities	31,994,040	48,986,396

Total assets	$43,828,569	$70,061,518

LIABILITIES
Accounts payable	$87,728	$105,042
Commissions and other trading fees on open contracts payable	7,974	13,278
Management fee payable	72,608	112,035
Selling agent administrative and service fee payable	100,423	159,464
Redemptions payable	3,818,060	143,073

Total liabilities	4,086,793	532,892

PARTNERS’ CAPITAL (Net Asset Value)
General Partner - Series B	0	410,873
Limited Partners - Series A	39,218,336	69,117,753
Limited Partners - Series B	249,046	0
Limited Partners - Series C	274,394	0

Total partners’ capital (Net Asset Value)	39,741,776	69,528,626

	$43,828,569	$70,061,518

 See accompanying notes

AIS FUTURES FUND IV L.P.
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2013
____________________

UNITED STATES GOVERNMENT SECURITIES*

				% of Net
Face Value	Maturity Date	Description	Fair Value	Asset Value

$9,500,000	01/09/14	U.S. Treasury Bills	$9,499,888	23.91%
4,500,000	02/06/14	U.S. Treasury Bills	4,499,841	11.32%
2,500,000	02/27/14	U.S. Treasury Bills	2,499,819	6.29%
1,000,000	03/06/14	U.S. Treasury Bills	999,913	2.52%
1,500,000	04/03/14	U.S. Treasury Bills	1,499,899	3.77%
7,500,000	04/10/14	U.S. Treasury Bills	7,498,246	18.87%
1,500,000	05/15/14	U.S. Treasury Bills	1,499,521	3.77%
12,500,000	06/19/14	U.S. Treasury Bills	12,496,094	31.44%

		Total United States government securities
		(cost - $40,488,057)	$40,493,221	101.89%

LONG FUTURES CONTRACTS**
		% of Net
Description	Fair Value	Asset Value

Agricultural	$(56,090)	(0.14)%
Currencies	(331,125)	(0.83)%
Energy	(99,519)	(0.25)%
Metals	(595,609)	(1.50)%

Total long futures contracts	$(1,082,343)	(2.72)%
SHORT FUTURES CONTRACTS**

No. of Contracts	Description

208	Interest Rates (U.S. Treasury Bond, expires 3/2014)	$490,611	1.23%

	Total futures contracts	$(591,732)	(1.49)%

*     Includes $8,500,000 face value with a fair value of $8,499,181 pledged as collateral for the trading of futures and options on futures contracts.
**   No individual futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, except for the short interest rate futures contracts, the number of contracts and expiration dates are not presented.

See accompanying notes.

AIS FUTURES FUND IV L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2012
____________________

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

See accompanying notes.

AIS FUTURES FUND IV L.P.
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2013 and 2012
____________________

	2013	2012
TRADING GAINS (LOSSES)
Realized	$(18,029,530)	$15,042,250
Change in unrealized	2,604,517	(4,619,169)
Brokerage commissions	(83,981)	(101,783)

Total gain (loss) from trading	(15,508,994)	10,321,298

NET INVESTMENT (LOSS)
Income
Interest income	43,953	62,822

Expenses
Selling agent administrative and service fee	1,328,963	1,733,091
Management fee	1,100,133	1,412,311
Operating expenses	161,713	170,588

Total expenses	2,590,809	3,315,990

Net investment (loss)	(2,546,856)	(3,253,168)

NET INCOME (LOSS)	(18,055,850)	7,068,130

Less: General Partner Profit Share allocation	1,192	93,096

Net income (loss) for pro rata allocation to all partners	$(18,057,042)	$6,975,034

Net income (loss) is comprised as follows:

Net income attributable to General Partner	$(28,543)	$142,776

Net income (loss) attributable to Limited Partners	(18,027,307)	6,925,354

Total net income (loss)	$(18,055,850)	$7,068,130

See accompanying notes.

AIS FUTURES FUND IV L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Years Ended December 31, 2013 and 2012
____________________

	Partners’ Capital
	Series B		Series A	Series B		Series C
	General		Limited	Limited		Limited
	Partner		Partners	Partners		Partners	Total

Balances at December 31, 2011	$361,193		$70,472,857	$0		$0	$70,834,050

Net income for the year ended December 31, 2012:	93,096		0	0		0	93,096
General Partner Profit Share allocation	49,680		6,925,354	0		0	6,975,034
Pro rata allocation to all partners
	0		2,596,000	0		0	2,596,000
Subscriptions
	(93,096)		(10,876,458)	0		0	(10,969,554)
Redemptions
	$410,873		$69,117,753	$0		$0	$69,528,626
Balances at December 31, 2012
Transfers	0		(186,349)	0		186,349	0
Net income (loss) for the year ended December 31, 2013:
General Partner Profit Share allocation	1,192		0	0		0	1,192
Pro rata allocation to all partners	(29,735)		(17,916,753)	(70,851)		(39,703)	(18,057,042)

Subscriptions	0		313,000	381,138	(1)	150,000	844,138

Redemptions	(382,330)	(1)	(12,109,315)	(61,241)		(22,252)	(12,575,138)

Balances at December 31, 2013	$0		$39,218,336	$249,046		$274,394	$39,741,776

                (1)             Effective August 31, 2013, the General Partner withdrew its entire capital account balance in the Partnership, totaling $381,138. Accordingly, the $381,138 is included in the redemptions by the General Partner during the year ended December 31, 2013. In lieu of distributing cash proceeds, capital subscriptions totaling $381,138 were made on behalf of the principals of the General Partner, effective August 31, 2013.

See accompanying notes.

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS
____________________

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

C.          Futures Contracts and Options on Futures Contracts

Futures contracts and options on futures contracts transactions are recorded on the trade date and open contracts are reflected at fair value, based on the primary exchange’s closing price. Gains or losses are realized when contracts are liquidated. As each broker has the individual right of offset, the Partnership presents the aggregate net unrealized gains with such brokers as net unrealized gain and the aggregate net unrealized (losses) with such brokers as net unrealized (loss) (i.e., net unrealized gains from one broker are not off-set against net unrealized (losses) from another broker) in the statements of financial condition. The unrealized gains or losses on open futures contracts is the difference between contract trade price and quoted market price. Any change in net unrealized gain or loss from the preceding period is reported in the statements of operations. Brokerage commissions on futures contracts and options on futures contracts include other trading fees and are charged to expense when contracts are opened.

D.      United States Government Securities

United States government securities are stated at cost plus accrued interest, which approximates fair value based on quoted market prices. Any change in value of these securities is reported as interest income in the statements of operations.

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
____________________

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.       Income Taxes

The Partnership prepares and files calendar year U.S. and applicable state information tax returns and reports to the partners their allocable shares of the Partnership’s income, expenses and trading gains or losses. No provision for income taxes has been made in these financial statements as each partner is individually responsible for reporting income or loss based on its respective share of the Partnership’s income and expenses as reported for income tax purposes. The 2010 through 2013 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

The Partnership applies the provisions of Codification Topic 740, Income Taxes, which prescribe the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. This accounting standard requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax expense in the current year. The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense. The General Partner has concluded there is no tax expense or interest expense related to uncertainties in income tax positions for the years ended December 31, 2013 and 2012.

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
____________________

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

In January 2013, the FASB issued Accounting Standards Update No. 2013-01 (ASU 2013-01), entitled Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which provided that ASU 2011-11 applies only to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the Codification or that are subject to a master netting agreement or similar agreement. ASU 2011-11 and ASU 2013-01 are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, with required disclosures, presented retrospectively, for all comparative periods presented.

The Partnership’s adoption of ASU 2011-11 and ASU 2013-01 had no material impact on the Partnership’s financial statements. See Note 8. Derivatives, for disclosures required pursuant to the Partnership’s adoption of ASU 2011-11 and ASU 2013-01.

In June 2013, the FASB issued Accounting Standards Update No. 2013-08 (ASU 2013-08), entitled Financial Services – Investment Companies (Topic 946) – Amendments to the Scope, Measurement, and Disclosure Requirements. ASU 2013-08 changes the approach to assessing whether an entity is an investment company, clarifies the characteristics of an investment company and provides comprehensive guidance for assessing whether an entity is an investment company. In addition, ASU 2013-08 requires non-controlling ownership interests in other investment companies to be measured at fair value and requires additional disclosures about the investment company’s status as an investment company. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2013. The Partnership is currently evaluating the impact ASU 2013-08 will have; however, no material impact on the Partnership’s financial statements is anticipated.

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
____________________

Note 2.	GENERAL PARTNER

Effective September 2013, AIS Capital Management, L.P. became the General Partner and commodity trading advisor of the Partnership, which conducts and manages the business and trading activities of the Partnership. AIS Futures Management LLC, the former General Partner, merged with and into AIS Capital Management, L.P.

On August 31, 2013, AIS Futures Management LLC withdrew its entire interest in the Partnership. In lieu of distributing cash proceeds, capital subscriptions were made, effective August 31, 2013, to the accounts of certain Series B limited partners who are principals of the General Partner. This full withdrawal by AIS Futures Management LLC did not affect its role as the General Partner of the Partnership, as set forth in the Limited Partnership Agreement.

The Limited Partnership Agreement provides for the General Partner to receive a monthly Management Fee equal to 1/12 of 2% (2% annually) of each Series A Limited Partner’s month-end Net Assets, as defined and 1/12 of 2.7% (2.7% annually) of each Series C Limited Partner’s month-end Net Assets, as defined. The General Partner also receives a Profit Share allocation equal to 20% of any New Trading Profit, as defined, attributable to each Series A and C Limited Partner’s Interest achieved as of each calendar year-end or upon redemption. During the year ended December 31, 2013, the Management Fees charged to Series A and Series C Limited Partners were $1,096,782 and $3,351, respectively. As there were no Series C Limited Partners during the year ended December 31, 2012, the entire amount of Management Fees charged during that year relate to Series A Limited Partners.

During 2013 and 2012, certain Series A Limited Partners were charged Management Fees at a rate lower than described above, to offset the effect of the additional 1.5% per annum Selling Agent Administrative and Service Fee described in Note 3. Accordingly, for the years ended December 31, 2013 and 2012, Management Fees were reduced by approximately $16,100 and $27,400, respectively.

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

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
____________________

Note 3.	SELLING AGENT ADMINISTRATIVE AND SERVICE FEES (CONTINUED)

In the event the Service Fee is no longer payable to a Selling Agent, the relevant Series A Limited Partner who was solicited by such Selling Agent will no longer be charged the Service Fee and such Series A Interests may be transferred to Series C Interests. During the year ended December 31, 2013, there were $186,349 in transfers to Series C Interests from Series A Interests which occurred in relation to Series A Limited Partners that were no longer subject to a Service Fee. For the years ended December 31, 2013 and 2012, certain Series A Limited Partners were not subject to the Service Fee.

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

Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. A selling commission of up to 2% of the subscription amount may be deducted from the subscription proceeds and paid to the applicable Selling Agent, if any. For the years ended December 31, 2013 and 2012, selling commissions of $0 and $1,000 were charged to Series A Limited Partners, respectively. Series A Limited Partner subscriptions, as presented in the statements of changes in partners’ capital (net asset value), are net of such selling commissions, if any.

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
____________________

Note 6.	DEPOSITS WITH SECURITIES BROKER

The Partnership deposits cash and U.S. government securities with Wells Fargo Advisors, LLC, subject to Securities and Exchange Commission regulations and securities broker requirements. Margin requirements are satisfied by the deposit of cash and securities with such securities broker. Accordingly, assets used to meet margin and other securities broker or regulatory requirements are partially restricted. The Partnership earns interest income on its assets deposited with the securities broker. The fair value of the Partnership’s U.S. Treasury Bills held at the securities broker totaled $31,994,040 and $48,986,396 at December 31, 2013 and 2012, respectively.

Note 7.	FAIR VALUE

Fair value, as defined in the Fair Value Measurement Topic of the Codification, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy, as set forth in the Fair Value Measurement Topic of the Codification, prioritizes the inputs to valuation techniques used to measure fair value into three broad levels: quoted market prices in active markets for identical assets or liabilities (Level 1); inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (Level 2); and unobservable inputs for an asset or liability (Level 3). If the inputs used to measure a financial instrument fall within different levels of the fair value hierarchy, the categorization is based on the lowest level input that is significant to the measurement of that financial instrument. The Partnership recognizes transfers between fair value hierarchy levels, if any, at the beginning of the reporting period. There were no transfers between levels during the years ended December 31, 2013 and 2012.

For U.S. government securities, which are categorized as Level 2 fair value measurements at December 31, 2013 and 2012, fair value is determined as cost plus accrued interest, which represents an income approach to fair value measurement.

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
____________________

Note 7.	FAIR VALUE (CONTINUED)

The following tables summarize the Partnership’s assets and liabilities accounted for at fair value at December 31, 2013 and 2012 using the fair value hierarchy. Fair value is presented on a gross basis even though certain assets and liabilities qualify for net presentation in the statements of financial condition.

	December 31, 2013
Description	Level 1	Level 2	Level 3	Total

Assets
Futures contracts
Agricultural	$150,603	$0	$0	$150,603
Energy	63,435	0	0	63,435
Interest rates	490,611	0	0	490,611
Metals	212,254	0	0	212,254

Total futures contracts	916,903	0	0	916,903

U.S. Treasury bills	0	40,493,221	0	40,493,221

Total assets	$916,903	$40,493,221	$0	$41,410,124

Liabilities
Futures contracts
Agricultural	$(206,693)	$0	$0	$(206,693)
Currencies	(331,125)	0	0	(331,125)
Energy	(162,954)	0	0	(162,954)
Metals	(807,863)	0	0	(807,863)

Total liabilities	$(1,508,635)	$0	$0	$(1,508,635)

	December 31, 2012
Description	Level 1	Level 2	Level 3	Total

Assets
Futures contracts
Agricultural	$75,410	$0	$0	$75,410
Currencies	770,520	0	0	770,520
Energy	720,459	0	0	720,459
Metals	185,207	0	0	185,207

Total futures contracts	1,751,596	0	0	1,751,596

U.S. Treasury bills	0	60,984,852	0	60,984,852

Total assets	$1,751,596	$60,984,852	$0	$62,736,448

Liabilities
Futures contracts
Agricultural	$(1,910,237)	$0	$0	$(1,910,237)
Currencies	(298,925)	0	0	(298,925)
Energy	(22,624)	0	0	(22,624)
Metals	(2,716,059)	0	0	(2,716,059)

Total liabilities	$(4,947,845)	$0	$0	$(4,947,845)

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
____________________
Note 8.	DERIVATIVES

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

The Partnership’s derivatives held at December 31, 2013 and 2012 are subject to agreements similar to master netting agreements with the Partnership’s futures brokers which grant the futures brokers the right to set off recognized assets and liabilities if certain conditions exist. The following tables present gross amounts of assets and liabilities which are offset in the statements of financial condition.

	Offsetting of Derivative Assets and Liabilities
	at December 31, 2013
		Gross Amounts	Net Amounts
		Offset in the	Presented in the
	Gross Amounts of	Statement of	Statement of
Assets	Recognized Assets	Financial Condition	Financial Condition

Futures contracts(1)
Newedge USA, LLC	$766,300	$(766,300)	$0
ADM Investor Services, Inc.	150,603	(150,603)	0

Total assets	$916,903	$(916,903)	$0

		Gross Amounts	Net Amounts
		Offset in the	Presented in the
	Gross Amounts of	Statement of	Statement of
Liabilities	Recognized Liabilities	Financial Condition	Financial Condition

Futures contracts(1)
Newedge USA, LLC	$(1,301,942)	$766,300	$(535,642)
ADM Investor Services, Inc.	(206,693)	150,603	(56,090)

Total liabilities	$(1,508,635)	$916,903	$(591,732)

(1)	See Note 7. for the fair value of each type of contract within this category.

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
____________________

Note 8.	DERIVATIVES (CONTINUED)

	Offsetting of Derivative Assets and Liabilities
	at December 31, 2012
		Gross Amounts	Net Amounts
		Offset in the	Presented in the
	Gross Amounts of	Statement of	Statement of
Assets	Recognized Assets	Financial Condition	Financial Condition

Futures contracts(1)
Newedge USA, LLC	$1,676,186	$(1,676,186)	$0
ADM Investor Services, Inc.	75,410	(75,410)	0

Total assets	$1,751,596	$(1,751,596)	$0

		Gross Amounts	Net Amounts
		Offset in the	Presented in the
	Gross Amounts of	Statement of	Statement of
Liabilities	Recognized Liabilities	Financial Condition	Financial Condition

Futures contracts(1)
Newedge USA, LLC	$(3,037,608)	$1,676,186	$(1,361,422)
ADM Investor Services, Inc.	(1,910,237)	75,410	(1,834,827)

Total liabilities	$(4,947,845)	$1,751,596	$(3,196,249)

Within the statements of financial condition, the fair value of futures contracts is included in net unrealized (loss) on open futures contracts. The cash and other property (for example, U.S. Treasury bills) held by each counterparty at December 31, 2013 and 2012 exceeds the net derivatives liability at such counterparty.

The following presents the Partnership’s derivative trading results and information related to the volume of the Partnership’s derivative activity for the years ended December 31, 2013 and 2012. The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the statements of operations.

	Year Ended December 31, 2013			Year Ended December 31, 2012
	Trading Gains (Losses)			Trading Gains (Losses)
		Change in	Number of		Change in	Number of
Futures Contracts	Realized	Unrealized	Contracts Closed	Realized	Unrealized	Contracts Closed

Agricultural	$(5,233,458)	$1,778,737	4,005	$12,495,489	$(3,567,492)	5,441
Currencies	248,118	(802,720)	1,795	3,530,956	(263,779)	2,173
Energy	3,398,159	(797,354)	4,312	(1,793,247)	(109,279)	5,355
Interest rates	(288,348)	490,611	581	0	0	0
Metals	(12,192,340)	1,935,243	1,633	998,677	(678,619)	1,561
Stock index	(3,862,661)	0	1,793	0	0	0
Total futures contracts	(17,930,530)	2,604,517		15,231,875	(4,619,169)

Options on Futures Contracts

Stock index	(99,000)	0	220	(189,625)	0	715
Total	$(18,029,530)	$2,604,517		$15,042,250	$(4,619,169)

The number of contracts closed represents the number of contracts closed during the years ended December 31, 2013 and 2012 in the applicable category.

(1)           See Note 7. for the fair value of each type of contract within this category.

AIS FUTURES FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
____________________

Note 9.	MARKET AND CREDIT RISKS

The Partnership engages in the speculative trading of futures contracts and options on futures contracts. The Partnership is exposed to both market risk, the risk arising from changes in the fair value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

Purchase and sale of futures and options on futures contracts requires margin deposits with the futures brokers. Additional deposits may be necessary for any loss on contract fair value. The Commodity Exchange Act requires a futures broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury bills) deposited with a futures broker are considered commingled with all other customer funds subject to the futures broker’s segregation requirements. In the event of a futures broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited. The net fair value of the Partnership’s assets deposited with Newedge USA, LLC and ADM Investor Services, Inc. is $8,210,562 and $3,537,365, respectively, at December 31, 2013, and $11,998,348 and $4,521,533, respectively, at December 31, 2012.

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
____________________

Note 11.	FINANCIAL HIGHLIGHTS

The following information presents the financial highlights for Series A and C Limited Partners of the Partnership for the years ended December 31, 2013 and 2012. This information has been derived from information presented in the financial statements.

	2013		2012
	Series A	Series C	Series A
Total return for Series A and C Limited Partners taken as a whole

Total return before General Partner Profit Share allocation	(27.47)%	(26.25)%	8.88%
General Partner Profit Share allocation(1)	0.08%	0.09%	0.11%

Total return after General Partner Profit Share allocation	(27.39)%	(26.16)%	8.99%

Supplemental Data for Series A and C Limited Partners

Ratios to average net asset value:(2)
Expenses, excluding General Partner Profit Share allocation	4.54%	2.93%	4.66%
General Partner Profit Share allocation	0.00%	0.00%	0.13%

Total expenses	4.54%	2.93%	4.79%

Net investment (loss)(3)	(4.47)%	(2.86)%	(4.57)%

The total returns and ratios are presented for Series A and C Limited Partners taken as a whole. An individual Limited Partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of their subscriptions and redemptions and different fee arrangements for certain Limited Partners.

The total returns and ratios exclude the effects of any 2% upfront selling commissions charged by Selling Agents.

______________________________________________________
(1)	The positive effect on the 2013 and 2012 total return by the General Partner Profit Share allocation is due to a significant reversal of the allocation during each year.
(2)	The ratios of expenses and net investment (loss) to average net asset value do not include brokerage commissions.
(3)	The net investment (loss) is comprised of interest income less total expenses, excluding brokerage commissions and the General Partner Profit Share allocation.

