Form 10-Q
period 2014-03-31
AIS FUTURES FUND IV LP
filed 2014-05-14
CIK 1023453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

AIS FUTURES FUND IV L.P.

STATEMENTS OF FINANCIAL CONDITION

March 31, 2014 (Unaudited) and December 31, 2013 (Audited)

_______________

	March 31,	December 31,
	2014	2013
ASSETS
Equity in futures broker trading accounts
Cash	$6,114,670	$3,840,242
United States government securities	6,999,025	8,499,181
Unrealized gain on open futures contracts, net	2,642,959	0
Unrealized (loss) on open futures contracts, net	(891,185)	(591,732)
Interest receivable	543	236

Deposits with futures brokers	14,866,012	11,747,927

Cash	89,093	86,602
United States government securities	27,497,208	31,994,040

Total assets	$42,452,313	$43,828,569

LIABILITIES
Accounts payable	$97,446	$87,728
Commissions and other trading fees on open contracts payable	10,644	7,974
Management fee payable	70,267	72,608
Selling agent administrative and service fee payable	1,462	0
Subscriptions received in advance	96,196	100,423
Redemptions payable	1,095,596	3,818,060

Total liabilities	1,371,611	4,086,793

PARTNERS’ CAPITAL (Net Asset Value)
Limited Partners - Series A	40,654,509	39,218,336
Limited Partners - Series B	273,362	249,046
Limited Partners - Series C	152,831	274,394

Total partners’ capital (Net Asset Value)	41,080,702	39,741,776

	$42,452,313	$43,828,569

See accompanying notes.

AIS FUTURES FUND IV L.P.

CONDENSED SCHEDULE OF INVESTMENTS

March 31, 2014 (Unaudited)

_______________

UNITED STATES GOVERNMENT SECURITIES*

Face Value	Maturity Date	Description	Fair Value	% of Net Asset Value

$1,500,000	04/03/14	U.S. Treasury Bills	$1,499,997	3.65%
7,500,000	04/10/14	U.S. Treasury Bills	7,499,825	18.26%
1,500,000	05/15/14	U.S. Treasury Bills	1,499,840	3.65%
12,500,000	06/19/14	U.S. Treasury Bills	12,498,162	30.42%
9,500,000	07/10/14	U.S. Treasury Bills	9,498,963	23.12%
2,000,000	09/04/14	U.S. Treasury Bills	1,999,446	4.87%

		Total United States government securities
		(cost - $34,489,419)	$34,496,233	83.97%

LONG FUTURES CONTRACTS**

Description	Fair Value	% of Net Asset Value

Agricultural	$2,642,959	6.43%
Currencies	551,875	1.34%
Energy	597,860	1.46%
Metals	(1,640,788)	(3.99)%

Total long futures contracts	$2,151,906	5.24%

SHORT FUTURES CONTRACTS**

No. of Contracts	Description

52	Interest Rates (U.S. Treasury Bond, expires 6/2014)	$(60,125)	(0.15)%
	Stock Index	(340,007)	(0.83)%

	Total short futures contracts	$(400,132)	(0.98)%

	Total futures contracts	$1,751,774	4.26%

*	Includes $7,000,000 face value with a fair value of $6,999,025 pledged as collateral for the trading of futures and options on futures contracts.
**	No individual futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, except for the short interest rate futures contracts, the number of contracts and expiration dates are not presented.

See accompanying notes.

AIS FUTURES FUND IV L.P.

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2013 (Audited)

_______________

UNITED STATES GOVERNMENT SECURITIES*

Face Value	Maturity Date	Description	Fair Value	% of Net Asset Value

$9,500,000	01/09/14	U.S. Treasury Bills	$9,499,888	23.91%
4,500,000	02/06/14	U.S. Treasury Bills	4,499,841	11.32%
2,500,000	02/27/14	U.S. Treasury Bills	2,499,819	6.29%
1,000,000	03/06/14	U.S. Treasury Bills	999,913	2.52%
1,500,000	04/03/14	U.S. Treasury Bills	1,499,899	3.77%
7,500,000	04/10/14	U.S. Treasury Bills	7,498,246	18.87%
1,500,000	05/15/14	U.S. Treasury Bills	1,499,521	3.77%
12,500,000	06/19/14	U.S. Treasury Bills	12,496,094	31.44%

		Total United States government securities
		(cost - $40,488,057)	$40,493,221	101.89%

LONG FUTURES CONTRACTS**

Description	Fair Value	% of Net Asset Value

Agricultural	$(56,090)	(0.14)%
Currencies	(331,125)	(0.83)%
Energy	(99,519)	(0.25)%
Metals	(595,609)	(1.50)%

Total long futures contracts	$(1,082,343)	(2.72)%

SHORT FUTURES CONTRACTS**

No. of Contracts	Description

208	Interest Rates (U.S. Treasury Bond, expires 3/2014)	$490,611	1.23%

	Total futures contracts	$(591,732)	(1.49)%

* Includes $8,500,000 face value with a fair value of $8,499,181 pledged as collateral for the trading of futures and options on futures contracts.

** No individual futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, except for the short interest rate futures contracts, the number of contracts and expiration dates are not presented.

See accompanying notes.

AIS FUTURES FUND IV L.P.

STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2014 and 2013 (Unaudited)

_______________

	Three Months Ended
	March 31,
	2014	2013
TRADING GAINS (LOSSES)
Realized	$1,498,564	$(5,401,143)
Change in unrealized	2,343,506	2,336,014
Brokerage commissions	(25,370)	(21,838)

Total gain (loss) from trading	3,816,700	(3,086,967)

NET INVESTMENT (LOSS)
Income
Interest income	5,767	16,705

Expenses
Selling agent administrative and service fee	237,859	408,044
Management fee	203,513	327,869
Operating expenses	50,124	49,375

Total expenses	491,496	785,288

Net investment (loss)	(485,729)	(768,583)

NET INCOME (LOSS)	3,330,971	(3,855,550)

Less: General Partner Profit Share allocation	1,462	1,192

Net income (loss) for pro rata allocation to all partners	$3,329,509	$(3,856,742)

See accompanying notes.

AIS FUTURES FUND IV L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)

For the Three Months Ended March 31, 2014 and 2013 (Unaudited)

_______________

	Partners’ Capital
	Series B -	Series A -	Series B -	Series C -
	General	Limited	Limited	Limited
	Partner	Partners	Partners	Partners	Total

Balances at December 31, 2013	$0	$39,218,336	$249,046	$274,394	$39,741,776
Net income for the three months ended March 31, 2014: General Partner Profit Share allocation	0	0	0	0	0
Pro rata allocation to all partners	0	3,280,430	24,316	24,763	3,329,509

Subscriptions	0	50,000	0	0	50,000

Redemptions	0	(1,894,257)	0	(146,326)	(2,040,583)

Balances at March 31, 2014	$0	$40,654,509	$273,362	$152,831	$41,080,702

Balances at December 31, 2012	$410,873	$69,117,753	$0	$0	$69,528,626

Transfers	0	(62,591)	0	62,591	0
Net income (loss) for the three months ended March 31, 2013: General Partner Profit Share allocation	1,192	0	0	0	1,192
Pro rata allocation to all partners	(19,240)	(3,834,241)	0	(3,261)	(3,856,742)

Subscriptions	0	30,000	0	0	30,000

Redemptions	(1,192)	(1,770,744)	0	0	(1,771,936)

Balances at March 31, 2013	$391,633	$63,480,177	$0	$59,330	$63,931,140

See accompanying notes.

AIS FUTURES FUND IV L.P.

NOTES TO FINANCIAL STATEMENTS

_______________

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	General Description of the Partnership

AIS Futures Fund IV L.P. (the Partnership) is a Delaware limited partnership, which operates as a commodity investment pool. The Partnership engages in the speculative trading of futures contracts and options on futures contracts. The Partnership is an Investment Company that follows the accounting and reporting guidance of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (the Codification) Topic 946 – Financial Services – Investment Companies. The Partnership is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges and Futures Commission Merchants (brokers) through which the Partnership trades. The Partnership is also subject to the applicable reporting requirements of the Securities Exchange Act of 1934.

The Fourth Amended and Restated Limited Partnership Agreement (the Limited Partnership Agreement) provides, among other things, that the Partnership shall dissolve no later than December 31, 2026.

B.	Method of Reporting and Use of Estimates

The Partnership’s financial statements are presented in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The FASB Codification is the single source of U.S. GAAP.

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

The Partnership applies the provisions of Codification Topic 740, Income Taxes, which prescribe the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. This accounting standard requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax expense in the current year. The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense. The General Partner has concluded there is no tax expense or interest expense related to uncertainties in income tax positions for the three months ended March 31, 2014 and 2013.

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

The Partnership offers three Series of Interests. The Series A Interests are available to all qualified investors, subject to applicable conditions and restrictions. Series A Interests pay a management fee and Selling Agent Administrative and Service Fee (“Service Fee”) and are subject to the General Partner Profit Share allocation. The Series B Interests are available for sale to the General Partner and its principals. Series B Interests are not charged a management fee and Service Fee and are not subject to the General Partner Profit Share allocation. The Series C Interests are available to eligible investors that are not solicited by Selling Agents, subject to applicable conditions and restrictions. The Series C Interests have the same rights and obligations as Series A Interests, except Series C Interests are not subject to the Service Fee and are charged a monthly Management Fee as described in Note 2.

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

The Partnership’s adoption of ASU 2013-08 had no material impact on the Partnership’s financial statements.

J.	Interim Financial Statements

The financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP may be omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary that were of a normal and recurring nature and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three months ended March 31, 2014 and 2013 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

Effective September 25, 2013, AIS Capital Management, L.P. became the General Partner and commodity trading advisor of the Partnership, which conducts and manages the business and trading activities of the Partnership. AIS Futures Management LLC, the former General Partner, merged with and into AIS Capital Management, L.P.

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

The Limited Partnership Agreement provides for the General Partner to receive a monthly Management Fee equal to 1/12 of 2% (2% annually) of each Series A Limited Partner’s month-end Net Assets, as defined and 1/12 of 2.7% (2.7% annually) of each Series C Limited Partner’s month-end Net Assets, as defined. The General Partner also receives a Profit Share allocation equal to 20% of any New Trading Profit, as defined, attributable to each Series A and C Limited Partner’s Interest achieved as of each calendar year-end or upon redemption. For the three months ended March 31, 2014, the Management Fees charged to Series A and Series C Limited Partners were $201,581 and $1,932, respectively. For the three months ended March 31, 2013, the Management Fees charged to Series A and Series C Limited Partners were $327,452 and $417, respectively.

During the three months ended March 31, 2013, certain Series A Limited Partners were charged Management Fees at a rate lower than described above, to offset the effect of the additional 1.5% per annum and Service Fee described in Note 3. Accordingly, for the three months ended March 31, 2013, Management Fees were reduced by approximately $10,070. For the three months ended March 31, 2014, there were no Series A Limited Partners that were charged the additional 1.5% per annum Service Fee. Accordingly, there was no reduction in Management Fees that occurred during the three months ended March 31, 2014.

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

In the event the Service Fee is no longer payable to a Selling Agent, the relevant Series A Limited Partner who was solicited by such Selling Agent will no longer be charged the Service Fee and such Series A Interests may be transferred to Series C Interests. During the three months ended March 31, 2013, there was a transfer of $62,591 to Series C Interests from Series A Interests related to a Series A Limited Partners that were no longer subject to a Service Fee. For the three months ended March 31, 2014 and 2013, certain Series A Limited Partners were not subject to the Service Fee.

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

Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. A selling commission of up to 2% of the subscription amount may be deducted from the subscription proceeds and paid to the applicable Selling Agent, if any. For the three months ended March 31, 2014 and 2013, there were no selling commissions charged to Series A Limited Partners, respectively. Series A Limited Partner subscriptions, as presented in the statements of changes in partners’ capital (net asset value), are net of such selling commissions, if any.

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

The Partnership deposits cash and U.S. government securities with Wells Fargo Advisors, LLC, subject to Securities and Exchange Commission regulations and securities broker requirements. Margin requirements are satisfied by the deposit of cash and securities with such securities broker. Accordingly, assets used to meet margin and other securities broker or regulatory requirements are partially restricted. The Partnership earns interest income on its assets deposited with the securities broker. The fair value of the Partnership’s U.S. Treasury Bills held at the securities broker totaled $27,497,208 and $31,994,040 at March 31, 2014 and December 31, 2013, respectively.

Note 7.	FAIR VALUE

Fair value, as defined in the Fair Value Measurement Topic of the Codification, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy, as set forth in the Fair Value Measurement Topic of the Codification, prioritizes the inputs to valuation techniques used to measure fair value into three broad levels: quoted market prices in active markets for identical assets or liabilities (Level 1); inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (Level 2); and unobservable inputs for an asset or liability (Level 3). If the inputs used to measure a financial instrument fall within different levels of the fair value hierarchy, the categorization is based on the lowest level input that is significant to the measurement of that financial instrument. The Partnership recognizes transfers between fair value hierarchy levels, if any, at the beginning of the reporting period. There were no transfers between levels during the three months ended March 31, 2014 and during the year ended December 31, 2013.

For U.S. government securities, which are categorized as Level 2 fair value measurements at March 31, 2014 and December 31, 2013, fair value is determined as cost plus accrued interest, which represents an income approach to fair value measurement.

AIS FUTURES FUND IV L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

Note 7.	FAIR VALUE (CONTINUED)

The following tables summarize the Partnership’s assets and liabilities accounted for at fair value at March 31, 2014 and December 31, 2013 using the fair value hierarchy. Fair value is presented on a gross basis even though certain assets and liabilities qualify for net presentation in the statements of financial condition.

	March 31, 2014
Description	Level 1	Level 2	Level 3	Total
Assets
Futures contracts
Agricultural	$2,642,959	$0	$0	$2,642,959
Currencies	551,875	0	0	551,875
Energy	602,159	0	0	602,159
Metals	4,375	0	0	4,375
Stock indices	1,680	0	0	1,680
Total futures contracts	3,803,048	0	0	3,803,048
U.S. Treasury bills	0	34,496,233	0	34,496,233
Total assets	$3,803,048	$34,496,233	$0	$38,299,281
Liabilities
Futures contracts
Energy	$(4,299)	$0	$0	$(4,299)
Interest rate	(60,125)	0	0	(60,125)
Metal	(1,645,163)	0	0	(1,645,163)
Stock indices	(341,687)	0	0	(341,687)
Total liabilities	$(2,051,274)	$0	$0	$(2,051,274)

	December 31, 2013
Description	Level 1	Level 2	Level 3	Total
Assets
Futures contracts
Agricultural	$150,603	$0	$0	$150,603
Energy	63,435	0	0	63,435
Interest rate	490,611	0	0	490,611
Metals	212,254	0	0	212,254
Total futures contracts	916,903	0	0	916,903
U.S. Treasury bills	0	40,493,221	0	40,493,221
Total assets	$916,903	$40,493,221	$0	$41,410,124
Liabilities
Futures contracts
Agricultural	$(206,693)	$0	$0	$(206,693)
Currencies	(331,125)	0	0	(331,125)
Energy	(162,954)	0	0	(162,954)
Metals	(807,863)	0	0	(807,863)
Total liabilities	$(1,508,635)	$0	$0	$(1,508,635)

AIS FUTURES FUND IV L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

Note 8.	DERIVATIVES

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

The Partnership’s derivatives held at March 31, 2014 and December 31, 2013 are subject to agreements similar to master netting agreements with the Partnership’s futures brokers which grant the futures brokers the right to set off recognized assets and liabilities if certain conditions exist. The following tables present gross amounts of assets and liabilities which are offset in the statements of financial condition.

	Offsetting of Derivative Assets and Liabilities
	at March 31, 2014
		Gross Amounts	Net Amounts
		Offset in the	Presented in the
	Gross Amounts	Statement of	Statement of
	of Recognized	Financial	Financial
	Assets	Condition	Condition
Assets
Futures Contracts(1)
Newedge USA, LLC	$1,160,089	$(1,160,089)	$0
ADM Investor Services, Inc.	2,642,959	0	2,642,959
Total assets	$3,803,048	$(1,160,089)	$2,642,959

		Gross Amounts	Net Amounts
		Offset in the	Presented in the
	Gross Amounts	Statement of	Statement of
	of Recognized	Financial	Financial
	Liabilities	Condition	Condition
Liabilities
Futures Contracts(1)
Newedge USA, LLC	$(2,051,274)	$1,160,089	$(891,185)
ADM Investor Services, Inc.	0	0	0
Total liabilities	$(2,051,274)	$1,160,089	$(891,185)

(1)	See Note 7. for the fair value of each type of contract within this category

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

Within the statements of financial condition, the fair value of futures contracts is included in net unrealized gain (loss) on open futures contracts. The cash and other property (for example, U.S. Treasury bills) held by each counterparty at March 31, 2014 and December 31, 2013 exceeds the net derivatives liability at such counterparty.

The following presents the Partnership’s derivative trading results and information related to the volume of the Partnership’s derivative activity for the three months ended March 31, 2014 and 2013. The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the statements of operations.

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Trading Gains (Losses)			Trading Gains (Losses)
		Change in	Number of		Change in	Number of
Futures Contracts	Realized	Unrealized	Contracts Closed	Realized	Unrealized	Contracts Closed
Agricultural	$809,756	$2,699,049	702	$(3,488,309)	$1,169,734	1,254
Currencies	(746,666)	883,000	313	1,461,344	(412,345)	436
Energy	552,982	697,379	1,142	462,201	483,979	1,446
Interest rates	(440,263)	(550,736)	208	0	0	0
Metals	1,844,409	(1,045,179)	372	(3,835,454)	1,139,746	505
Stock index	(521,654)	(340,007)	544	(925)	(45,100)	2
Total futures contracts	$1,498,564	$2,343,506		$(5,401,143)	$2,336,014

The number of contracts closed represents the number of contracts closed during the three months ended March 31, 2014 and 2013 in the applicable category.

(1)	See Note 7. for the fair value of each type of contract within this category

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

Purchase and sale of futures and options on futures contracts requires margin deposits with the futures brokers. Additional deposits may be necessary for any loss on contract fair value. The Commodity Exchange Act requires a futures broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury bills) deposited with a futures broker are considered commingled with all other customer funds subject to the futures broker’s segregation requirements. In the event of a futures broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited. The net fair value of the Partnership’s assets deposited with Newedge USA, LLC and ADM Investor Services, Inc. is $7,827,666 and $7,038,346, respectively, at March 31, 2014, and $8,210,562 and $3,537,365, respectively, at December 31, 2013.

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

The following information presents the financial highlights for Series A and C Limited Partners of the Partnership for the three months ended March 31, 2014 and 2013. This information has been derived from information presented in the financial statements.

	Three Months Ended		Three Months Ended
	March 31, 2014		March 31, 2013
	Series A	Series C	Series A	Series C
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total Return for Limited Partners(1)
Total return before General Partner Profit Share allocation	8.57%	9.02%	(5.72)%	(5.32)%
General Partner Profit Share allocation(2)	0.00%	0.00%	0.11%	0.11%
Total return after General Partner Profit Share allocation	8.57%	9.02%	(5.61)%	(5.21)%
Supplemental Data
Ratios to average net asset value:(3)
Expenses, excluding General Partner Profit Share allocation (4)	5.00%	3.29%	4.58%	2.95%
General Partner Profit Share allocation(1)	0.00%	0.00%	0.00%	0.00%
Total expenses	5.00%	3.29%	4.58%	2.95%
Net investment (loss)(4), (5)	(4.95)%	(3.23)%	(4.48)%	(2.85)%

The total returns and ratios are presented for Series A and C Limited Partners taken as a whole. An individual Limited Partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of their subscriptions and redemptions and different fee arrangements for certain Limited Partners.

The total returns and ratios exclude the effects of any 2% upfront selling commissions charged by Selling Agents.

(1)	Not annualized.
(2)	The positive effect on total return by the General Partner Profit Share allocation for the three months ended March 31, 2013 is due to a significant reversal of the allocation during the three months ended March 31, 2013.
(3)	The ratios of expenses and net investment (loss) to average net asset value do not include brokerage commissions.
(4)	Annualized.
(5)	The net investment (loss) is comprised of interest income less total expenses, excluding brokerage commissions and the General Partner Profit Share allocation.

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

During its operations for the three months ended March 31, 2014, the Partnership experienced no significant periods of illiquidity in any of the numerous markets traded by the General Partner.

PART I – FINANCIAL INFORMATION (CONTINUED)

Results of Operations

Performance Summary

Three Months Ended March 31, 2014

During the first quarter of 2014, the Partnership experienced net realized and unrealized gains of $3,816,700 from its trading operations, which is net of brokerage commissions of $25,370.  The Partnership incurred total expenses of $491,496, including $237,859 in Selling Agent Administrative and Service Fees, $203,513 in Management Fees (paid to the General Partner) and $50,124 in operating expenses.  The Partnership earned $5,767 in interest income and charged a General Partner Profit Share allocation of $1,462.  An analysis of trading gains and losses (not adjusted for any fees or expenses) by market sector is as follows

Sector	% Gain (Loss)
Stock Index	(2.37)%
Bonds	(2.49)%
Currency	0.30%
Energy	3.33%
Metals	2.30%
Grains	9.20%

The Partnership earned a profit in the first quarter of 2014. The largest gain came from the long positions in the grains and soybean complex. Additional gains were realized from the long positions in energy, metals, and the currencies (Australian and Canadian dollars). Small losses occurred from the short positions in the U.S. Treasury bonds and the S&P 500.

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

(b)           Not applicable.

(c)           Pursuant to the Partnership’s Limited Partnership Agreement, Limited Partners may withdraw all or part of their capital contributions and undistributed profits, if any, at the end of each calendar month.  The withdrawal by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners.  The following table summarizes the withdrawals by Limited Partners during the first calendar quarter of 2014:

Month	Withdrawal Amounts
January 31, 2014	$602,945
February 28, 2014	$342,042
March 31, 2014	$1,095,596

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

Dated: May 14, 2014

AIS FUTURES FUND IV L.P.

By:	AIS CAPITAL MANAGEMENT, L.P.,

General Partner

By:	/s/ John Hummel
Name: John Hummel
Title: Managing Principal (principal executive and principal financial officer)

