Form 10-Q
period 2014-06-30
AIS FUTURES FUND IV LP
filed 2014-08-14
CIK 1023453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

AIS FUTURES FUND IV L.P.

STATEMENTS OF FINANCIAL CONDITION

June 30, 2014 (Unaudited) and December 31, 2013 (Audited)

	June 30,	December 31,
	2014	2013
ASSETS
Equity in futures broker trading accounts
Cash	$8,950,470	$3,840,242
United States government securities	4,499,748	8,499,181
Unrealized gain on open futures contracts, net	1,356,702	0
Unrealized (loss) on open futures contracts, net	(1,105,984)	(591,732)
Interest receivable	612	236

Deposits with futures brokers	13,701,548	11,747,927

Cash	8,590,244	86,602
United States government securities	16,999,154	31,994,040

Total assets	$39,290,946	$43,828,569

LIABILITIES
Accounts payable	$80,733	$87,728
Commissions and other trading fees on open contracts payable	10,506	7,974
Management fee payable	64,940	72,608
Accrued General Partner profit share allocation	1,242	0
Selling agent administrative and service fee payable	90,907	100,423
Redemptions payable	918,433	3,818,060

Total liabilities	1,166,761	4,086,793

PARTNERS’ CAPITAL (Net Asset Value)
Limited Partners - Series A	37,739,767	39,218,336
Limited Partners - Series B	232,882	249,046
Limited Partners - Series C	151,536	274,394

Total partners' capital (Net Asset Value)	38,124,185	39,741,776

	$39,290,946	$43,828,569

See accompanying notes.

AIS FUTURES FUND IV L.P.

CONDENSED SCHEDULE OF INVESTMENTS

June 30, 2014 (Unaudited)

UNITED STATES GOVERNMENT SECURITIES*

Face Value	Maturity Date	Description	Fair Value	% of Net Asset Value

$9,500,000	07/10/14	U.S. Treasury Bills	$9,499,897	24.92%
1,000,000	09/04/14	U.S. Treasury Bills	999,881	2.62%
8,500,000	10/09/14	U.S. Treasury Bills	8,499,166	22.29%
2,500,000	11/28/14	U.S. Treasury Bills	2,499,958	6.56%

		Total United States government securities
		(cost - $21,495,812)	$21,498,902	56.39%

LONG FUTURES CONTRACTS**

Description	Fair Value	% of Net Asset Value

Agricultural	$(1,105,984)	(2.90)%
Currencies	327,782	0.86%
Energy	518,468	1.36%
Metals	922,622	2.42%

Total long futures contracts	$662,888	1.74%

SHORT FUTURES CONTRACTS**

No. of Contracts	Description	Fair Value	% of Net Asset Value

97	Interest Rates (U.S. Treasury Bond, expires 9/2014)	$(50,095)	(0.13)%
	Stock Index	(362,075)	(0.95)%
	Total short futures contracts	$(412,170)	(1.08)%

	Total futures contracts	$250,718	0.66%

*	Includes $4,500,000 face value with a fair value of $4,499,748 pledged as collateral for the trading of futures and options on futures contracts.

**	No individual futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, except for the short interest rate futures contracts, the number of contracts and expiration dates are not presented.

See accompanying notes.

AIS FUTURES FUND IV L.P.

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2013 (Audited)

UNITED STATES GOVERNMENT SECURITIES*

Face Value	Maturity Date	Description	Fair Value	% of Net Asset Value

$9,500,000	01/09/14	U.S. Treasury Bills	$9,499,888	23.91%
4,500,000	02/06/14	U.S. Treasury Bills	4,499,841	11.32%
2,500,000	02/27/14	U.S. Treasury Bills	2,499,819	6.29%
1,000,000	03/06/14	U.S. Treasury Bills	999,913	2.52%
1,500,000	04/03/14	U.S. Treasury Bills	1,499,899	3.77%
7,500,000	04/10/14	U.S. Treasury Bills	7,498,246	18.87%
1,500,000	05/15/14	U.S. Treasury Bills	1,499,521	3.77%
12,500,000	06/19/14	U.S. Treasury Bills	12,496,094	31.44%

		Total United States government securities
		(cost - $40,488,057)	$40,493,221	101.89%

LONG FUTURES CONTRACTS**

Description	Fair Value	% of Net Asset Value

Agricultural	$(56,090)	(0.14)%
Currencies	(331,125)	(0.83)%
Energy	(99,519)	(0.25)%
Metals	(595,609)	(1.50)%

Total long futures contracts	$(1,082,343)	(2.72)%

SHORT FUTURES CONTRACTS**

No. of Contracts	Description	Fair Value	% of Net Asset Value

208	Interest Rates (U.S. Treasury Bond, expires 3/2014)	$490,611	1.23%

	Total futures contracts	$(591,732)	(1.49)%

*	Includes $8,500,000 face value with a fair value of $8,499,181 pledged as collateral for the trading of futures and options on futures contracts.
**	No individual futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, except for the short interest rate futures contracts, the number of contracts and expiration dates are not presented.

See accompanying notes.

AIS FUTURES FUND IV L.P.

STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended June 30, 2014 and 2013 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
TRADING GAINS (LOSSES)
Realized	$1,460,527	$(8,020,154)	$2,959,091	$(13,421,297)
Change in unrealized	(1,501,056)	(2,546,470)	842,450	(210,456)
Brokerage commissions	(18,417)	(23,164)	(43,787)	(45,002)

Total gain (loss) from trading	(58,946)	(10,589,788)	3,757,754	(13,676,755)

NET INVESTMENT (LOSS)
Income
Interest income	4,551	12,669	10,318	29,374

Expenses
Selling agent administrative and service fee	233,805	339,902	471,664	747,946
Management fee	199,717	277,421	403,230	605,290
Operating expenses	40,191	38,919	90,315	88,294

Total expenses	473,713	656,242	965,209	1,441,530

Net investment (loss)	(469,162)	(643,573)	(954,891)	(1,412,156)

NET INCOME (LOSS)	(528,108)	(11,233,361)	2,802,863	(15,088,911)

Less: General Partner Profit Share allocation	(220)	0	1,242	1,192

Net income (loss) for pro rata allocation to all partners	$(527,888)	$(11,233,361)	$2,801,621	$(15,090,103)

See accompanying notes.

AIS FUTURES FUND IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)

For the Six Months Ended June 30, 2014 and 2013 (Unaudited)

	Partners’ Capital
	Series B -	Series A -	Series B -	Series C -
	General	Limited	Limited	Limited
	Partner	Partners	Partners	Partners	Total

Balances at December 31, 2013	$0	$39,218,336	$249,046	$274,394	$39,741,776
Transfers	0	(90,822)	0	90,822	0
Net income for the six months ended June 30, 2014:
General Partner Profit Share allocation	0	0	0	0	0
Pro rata allocation to all partners	0	2,756,739	23,836	21,046	2,801,621

Subscriptions	0	50,000	0	0	50,000

Redemptions	0	(4,194,486)	(40,000)	(234,726)	(4,469,212)

Balances at June 30, 2014	$0	$37,739,767	$232,882	$151,536	$38,124,185

Balances at December 31, 2012	$410,873	$69,117,753	$0	$0	$69,528,626

Transfers	0	(88,895)	0	88,895	0
Net income (loss) for the six months ended June 30, 2013:
General Partner Profit Share allocation	1,192	0	0	0	1,192
Pro rata allocation to all partners	(85,012)	(14,988,185)	0	(16,906)	(15,090,103)

Subscriptions	0	263,000	0	0	263,000

Redemptions	(1,192)	(3,855,312)	0	0	(3,856,504)

Balances at June 30, 2013	$325,861	$50,448,361	$0	$71,989	$50,846,211

See accompanying notes.

AIS FUTURES FUND IV L.P.

NOTES TO FINANCIAL STATEMENTS

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	General Description of the Partnership

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

The Partnership applies the provisions of Codification Topic 740, Income Taxes, which prescribe the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. This accounting standard requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax expense in the current year. The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense. The General Partner has concluded there is no tax expense or interest expense related to uncertainties in income tax positions for either of the three or six months ended June 30, 2014 and 2013.

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

The financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP may be omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary that were of a normal and recurring nature and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three and six months ended June 30, 2014 and 2013 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

The Limited Partnership Agreement provides for the General Partner to receive a monthly Management Fee equal to 1/12 of 2% (2% annually) of each Series A Limited Partner’s month-end Net Assets, as defined and 1/12 of 2.7% (2.7% annually) of each Series C Limited Partner’s month-end Net Assets, as defined. The General Partner also receives a Profit Share allocation equal to 20% of any New Trading Profit, as defined, attributable to each Series A and C Limited Partner’s Interest achieved as of each calendar year-end or upon redemption The Management Fees charged to Series A were $198,286 and $399,867 for the three and six months ended June 30, 2014, respectively, and $276,953 and $604,405 for the three and six months ended June 30, 2013, respectively. The Management Fees charged to Series C were $1,431 and $3,363 for the three and six months ended June 30, 2014, respectively, and $468 and $885 for the three and six months ended June 30, 2013, respectively.

During the three and six months ended June 30, 2013, certain Series A Limited Partners were charged Management Fees at a rate lower than described above, to offset the effect of the additional 1.5% per annum Selling Agent Administrative and Service Fee described in Note 3. Accordingly, for the three and six months ended June 30, 2013, Management Fees were reduced by approximately $5,990 and $16,060, respectively. There was no reduction in Managements fees for either of the three or six months ended June 30, 2014.

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

In the event the Service Fee is no longer payable to a Selling Agent, the relevant Series A Limited Partner who was solicited by such Selling Agent will no longer be charged the Service Fee and such Series A Interests may be transferred to Series C Interests. During the six months ended June 30, 2014 and 2013, there were $90,822 and $88,895, respectively, in transfers to Series C Interests from Series A Interests which occurred in relation to Series A Limited Partners that were no longer subject to a Service Fee. For the three and six months ended June 30, 2014 and 2013, certain Series A Limited Partners were not subject to the Service Fee.

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

Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. A selling commission of up to 2% of the subscription amount may be deducted from the subscription proceeds and paid to the applicable Selling Agent, if any. For the three and six months ended June 30, 2014 and 2013, there were no selling commissions charged to Series A Limited Partners, respectively. Series A Limited Partner subscriptions, as presented in the statements of changes in partners’ capital (net asset value), are net of such selling commissions, if any.

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

The Partnership deposits cash and U.S. government securities with Wells Fargo Advisors, LLC, subject to Securities and Exchange Commission regulations and securities broker requirements. Margin requirements are satisfied by the deposit of cash and securities with such securities broker. Accordingly, assets used to meet margin and other securities broker or regulatory requirements are partially restricted. The Partnership earns interest income on its assets deposited with the securities broker. The fair value of the Partnership’s U.S. Treasury Bills held at the securities broker totaled $16,999,154 and $31,994,040 at June 30, 2014 and December 31, 2013, respectively.

AIS FUTURES FUND IV L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 7.	FAIR VALUE

Fair value, as defined in the Fair Value Measurement Topic of the Codification, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy, as set forth in the Fair Value Measurement Topic of the Codification, prioritizes the inputs to valuation techniques used to measure fair value into three broad levels: quoted market prices in active markets for identical assets or liabilities (Level 1); inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (Level 2); and unobservable inputs for an asset or liability (Level 3). If the inputs used to measure a financial instrument fall within different levels of the fair value hierarchy, the categorization is based on the lowest level input that is significant to the measurement of that financial instrument. The Partnership recognizes transfers between fair value hierarchy levels, if any, at the beginning of the reporting period. There were no transfers between levels during the six months ended June 30, 2014 and during the year ended December 31, 2013.

For U.S. government securities, which are categorized as Level 2 fair value measurements at June 30, 2014 and December 31, 2013, fair value is determined as cost plus accrued interest, which represents an income approach to fair value measurement.

The following tables summarize the Partnership’s assets and liabilities accounted for at fair value at June 30, 2014 and December 31, 2013 using the fair value hierarchy. Fair value is presented on a gross basis even though certain assets and liabilities qualify for net presentation in the statements of financial condition.

AIS FUTURES FUND IV L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 7.	FAIR VALUE (CONTINUED)

	June 30, 2014
Description	Level 1	Level 2	Level 3	Total
Assets
Futures contracts
Currencies	$327,782	$0	$0	$327,782
Energy	593,438	0	0	593,438
Interest rates	6,436	0	0	6,436
Metals	922,622	0	0	922,622
Total futures contracts	1,850,278	0	0	1,850,278
U.S. Treasury bills	0	21,498,902	0	21,498,902
Total assets	$1,850,278	$21,498,902	$0	$23,349,180
Liabilities
Futures contracts
Agriculture	$(1,105,984)	$0	$0	$(1,105,984)
Energy	(74,970)	0	0	(74,970)
Interest rates	(56,531)	0	0	(56,531)
Stock indices	(362,075)	0	0	(362,075)
Total liabilities	$(1,599,560)	$0	$0	$(1,599,560)

	December 31, 2013
Description	Level 1	Level 2	Level 3	Total
Assets
Futures contracts
Agricultural	$150,603	$0	$0	$150,603
Energy	63,435	0	0	63,435
Interest rates	490,611	0	0	490,611
Metals	212,254	0	0	212,254
Total futures contracts	916,903	0	0	916,903
U.S. Treasury bills	0	40,493,221	0	40,493,221
Total assets	$916,903	$40,493,221	$0	$41,410,124
Liabilities
Futures contracts
Agricultural	$(206,693)	$0	$0	$(206,693)
Currencies	(331,125)	0	0	(331,125)
Energy	(162,954)	0	0	(162,954)
Metals	(807,863)	0	0	(807,863)
Total liabilities	$(1,508,635)	$0	$0	$(1,508,635)

Note 8.	DERIVATIVES

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

The Partnership’s derivatives held at June 30, 2014 and December 31, 2013 are subject to agreements similar to master netting agreements with the Partnership’s futures brokers which grant the futures brokers the right to set off recognized assets and liabilities if certain conditions exist. The following tables present gross amounts of assets and liabilities which are offset in the statements of financial condition.

	Offsetting of Derivative Assets and Liabilities
	At June 30, 2014
		Gross Amounts	Net Amounts
		Offset in the	Presented in the
	Gross Amounts of	Statement of	Statement of
Assets	Recognized Assets	Financial Condition	Financial Condition
Futures contracts(1)
Newedge USA, LLC	$1,850,278	$(493,576)	$1,356,702
ADM Investor Services, Inc.	0	0	0
Total assets	$1,850,278	$(493,576)	$1,356,702

		Gross Amounts	Net Amounts
	Gross Amounts of	Offset in the	Presented in the
	Recognized	Statement of	Statement of
Liabilities	Liabilities	Financial Condition	Financial Condition
Futures contracts(1)
Newedge USA, LLC	$(493,576)	$493,576	$0
ADM Investor Services, Inc.	(1,105,984)	0	(1,105,984)
Total liabilities	$(1,599,560)	$493,576	$(1,105,984)

	Offsetting of Derivative Assets and Liabilities
	At December 31, 2013
		Gross Amounts	Net Amounts
		Offset in the	Presented in the
	Gross Amounts of	Statement of	Statement of
Assets	Recognized Assets	Financial Condition	Financial Condition
Futures contracts(1)
Newedge USA, LLC	$766,300	$(766,300)	0
ADM Investor Services, Inc.	150,603	(150,603)	0
Total assets	$916,903	$(916,903)	$0

		Gross Amounts	Net Amounts
	Gross Amounts of	Offset in the	Presented in the
	Recognized	Statement of	Statement of
Liabilities	Liabilities	Financial Condition	Financial Condition
Futures contracts(1)
Newedge USA, LLC	$(1,301,942)	$766,300	(535,642)
ADM Investor Services, Inc.	(206,693)	150,603	(56,090)
Total liabilities	$(1,508,635)	$916,903	$(591,732)

Within the statements of financial condition, the fair value of futures contracts is included in net unrealized gain (loss) on open futures contracts. The cash and other property (for example, U.S. Treasury bills) held by each counterparty at June 30, 2014 and December 31, 2013 exceeds the net derivatives liability at such counterparty.

The following presents the Partnership’s derivative trading results and information related to the volume of the Partnership’s derivative activity for the three and six months ended June 30, 2014 and 2013. The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the statements of operations.

(1)	See Note 7. for the fair value of each type of contract within this category

AIS FUTURES FUND IV L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 8.	DERIVATIVES (CONTINUED)

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Trading Gains (Losses)			Trading Gains (Losses)
		Change in	Number of		Change in	Number of
Futures Contracts	Realized	Unrealized	Contracts Closed	Realized	Unrealized	Contracts Closed
Agricultural	$1,789,133	$(3,748,943)	925	$(1,699,911)	$1,080,432	1,024
Currencies	1,012,025	(224,093)	303	(354,509)	(1,158,905)	508
Energy	1,683,261	(79,392)	802	1,383,132	(1,763,900)	992
Interest rates	(313,623)	10,030	70	0	0	0
Metals	(1,414,760)	2,563,410	378	(6,609,472)	(979,352)	513
Stock index	(1,333,900)	(22,068)	305	(739,394)	275,255	430
Total futures contracts	1,422,136	(1,501,056)		(8,020,154)	(2,546,470)
Options on Futures Contracts
Interest rates	38,391	0	27	0	0	0
Total	$1,460,527	$(1,501,056)		$(8,020,154)	$(2,546,470)

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Trading Gains (Losses)			Trading Gains (Losses)
		Change in	Number of		Change in	Number of
Futures Contracts	Realized	Unrealized	Contracts Closed	Realized	Unrealized	Contracts Closed
Agricultural	$2,598,889	$(1,049,894)	1,627	$(5,188,220)	$2,250,166	2,278
Currencies	265,359	658,907	616	1,106,835	(1,571,250)	944
Energy	2,236,243	617,987	1,944	1,845,333	(1,279,921)	2,438
Interest rates	(753,886)	(540,706)	278	0	0	0
Metals	429,649	1,518,231	750	(10,444,926)	160,394	1,018
Stock index	(1,855,554)	(362,075)	849	(740,319)	230,155	432
Total futures contracts	2,920,700	842,450		(13,421,297)	(210,456)
Options on Futures Contracts
Interest rates	38,391	0	27	0	0	0
Total	$2,959,091	$842,450		$(13,421,297)	$(210,456)

The number of contracts closed represents the number of contracts closed during the three and six months ended June 30, 2014 and 2013 in the applicable category.

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

Purchase and sale of futures and options on futures contracts requires margin deposits with the futures brokers. Additional deposits may be necessary for any loss on contract fair value. The Commodity Exchange Act requires a futures broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury bills) deposited with a futures broker are considered commingled with all other customer funds subject to the futures broker’s segregation requirements. In the event of a futures broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited. The net fair value of the Partnership’s assets deposited with Newedge USA, LLC and ADM Investor Services, Inc. is $8,630,356 and $5,071,192, respectively, at June 30, 2014, and $8,210,562 and $3,537,365, respectively, at December 31, 2013.

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

The following information presents the financial highlights for Series A and C Limited Partners of the Partnership for the three and six months ended June 30, 2014 and 2013. This information has been derived from information presented in the financial statements.

AIS FUTURES FUND IV L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 11.	FINANCIAL HIGHLIGHTS (CONTINUED)

	Three months ended		Three months ended
	June 30, 2014		June 30, 2013
	Series A	Series C	Series A	Series C
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Total return for Limited Partners(1)

Total return before General Partner Profit Share allocation	(1.26)%	(0.85)%	(17.70)%	(17.35)%

General Partner Profit Share allocation	0.00%	0.00%	0.00%	0.00%

Total return after General Partner Profit Share allocation	(1.26)%	(0.85)%	(17.70)%	(17.35)%

Supplemental Data for Limited Partners

Ratios to average net asset value:(3)

Expenses, excluding General Partner Profit Share allocation(4)	4.76%	3.09%	4.36%	2.79%

General Partner Profit Share allocation(1)	0.00%	0.00%	0.00%	0.00%

Total expenses	4.76%	3.09%	4.36%	2.79%

Net investment (loss)(4), (5)	(4.71)%	(3.04)%	(4.28)%	(2.71)%

	Six months ended		Six months ended
	June 30, 2014		June 30, 2013
	Series A	Series C	Series A	Series C
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Total return for Limited Partners(1)

Total return before General Partner Profit Share allocation	7.20%	8.10%	(22.40)%	(21.76)%

General Partner Profit Share allocation(2)	0.00%	0.00%	0.09%	0.10%

Total return after General Partner Profit Share allocation	7.20%	8.10%	(22.31)%	(21.66)%

Supplemental Data for Limited Partners

Ratios to average net asset value:(3)

Expenses, excluding General Partner Profit Share allocation(4)	4.88%	3.20%	4.48%	2.86%

General Partner Profit Share allocation(1)	0.00%	0.00%	0.00%	0.00%

Total expenses	4.88%	3.20%	4.48%	2.86%

Net investment (loss)(4), (5)	(4.83)%	(3.15)%	(4.39)%	(2.77)%

The total returns and ratios are presented for Series A and C Limited Partners taken as a whole. An individual Limited Partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of their subscriptions and redemptions and different fee arrangements for certain Limited Partners.

The total returns and ratios exclude the effects of any 2% upfront selling commissions charged by Selling Agents.

(1)	Not annualized.
(2)	The positive effect on total return by the General Partner Profit Share allocation for the six months ended June 30, 2013 is due to a reversal of the allocation that occurred during the six months ended June 30, 2013.
(3)	The ratios of expenses and net investment (loss) to average net asset value do not include brokerage commissions.
(4)	Annualized.
(5)	The net investment (loss) is comprised of interest income less total expenses, excluding brokerage commissions and the General Partner Profit Share allocation.

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

During its operations for the three and six months ended June 30, 2014, the Partnership experienced no significant periods of illiquidity in any of the numerous markets traded by the General Partner.

PART I – FINANCIAL INFORMATION (CONTINUED)

Results of Operations

Performance Summary

Three Months Ended June 30, 2014

During the second quarter of 2014, the Partnership experienced net realized and unrealized gains/(losses) of $(58,946) from its trading operations, which is net of brokerage commissions of $18,417.  The Partnership incurred total expenses of $473,713, including $233,805 in Selling Agent Administrative and Service Fees, $199,717 in Management Fees (paid to the General Partner) and $40,191 in operating expenses.  The Partnership earned $4,551 in interest income and reversed $(220) of previously accrued General Partner Profit Share allocation.  An analysis of trading gains and losses (not adjusted for any fees or expenses) by market sector is as follows:

Sector	% Gain (Loss)

Stock Index	(3.35)%
Bonds	(0.65)%
Currency	2.00%
Energy	4.09%
Metals	3.03%
Grains	(5.10)%

The Partnership experienced a loss in the second quarter of 2014. The largest loss came from long positions in grains, followed by short positions in the S&P 500, and U.S. Treasury bonds. Gains were achieved in long positions in energy, metals and currencies.

Three Months Ended June 30, 2013

During the second quarter of 2013, the Partnership experienced net realized and unrealized gains/(losses) of $(10,589,788) from its trading operations, which is net of brokerage commissions of $23,164.  The Partnership incurred total expenses of $656,242, including $339,902 in Selling Agent Administrative and Service Fees, $277,421 in Management Fees (paid to the General Partner) and $38,919 in operating expenses.  The Partnership earned $12,669 in interest income and charged a General Partner Profit Share allocation of $0.  An analysis of trading gains and losses (not adjusted for any fees or expenses) by market sector is as follows:

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

Six Months Ended June 30, 2014

During the six months ended June 30, 2014, the Partnership experienced net realized and unrealized gains/(losses) of $3,757,754 from its trading operations, which is net of brokerage commissions of $43,787.  The Partnership incurred total expenses of $965,209, including $471,664 in Selling Agent Administrative and Service Fees, $403,230 in Management Fees (paid to the General Partner) and $90,315 in operating expenses.  The Partnership earned $10,318 in interest income and accrued a General Partner Profit Share allocation of $1,242.  An analysis of trading gains and losses (not adjusted for any fees or expenses) by market sector is as follows:

Sector	% Gain (Loss)

Stock Index	(5.64)%
Bonds	(3.12)%
Currency	2.30%
Energy	7.55%
Metals	5.40%
Grains	3.63%

The Partnership experienced a gain in the first six months of 2014. The largest gain came from long positions in energy, followed by long positions in metals, grains and currency positions. A loss occurred from short positions in the S&P 500 and U.S. Treasury bonds.

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

(b)           Not applicable.

(c)           Pursuant to the Partnership’s Limited Partnership Agreement, Limited Partners may withdraw all or part of their capital contributions and undistributed profits, if any, at the end of each calendar month.  The withdrawal by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners.  The following table summarizes the withdrawals by Limited Partners during the second calendar quarter of 2014:

Month	Withdrawal Amounts
April 30, 2014	$(310,437)
May 31, 2014	$(1,199,760)
June 30, 2014	$(918,432)

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

Dated: August 14, 2014

AIS FUTURES FUND IV L.P.

By:	AIS CAPITAL MANAGEMENT, L.P.,

General Partner

By:	/s/ John Hummel
Name: John Hummel
Title: Managing Principal (principal executive and principal financial officer)

