Form 10-Q
period 2014-09-30
AIS FUTURES FUND IV LP
filed 2014-11-14
CIK 1023453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes ☐ No ☒

[TABLE OF CONTENTS]

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

AIS FUTURES FUND IV L.P.

STATEMENTS OF FINANCIAL CONDITION

September 30, 2014 (Unaudited) and December 31, 2013 (Audited)

	September 30, 2014	December 31, 2013
ASSETS
Equity in futures broker trading accounts
Cash	$1,608,131	$3,840,242
United States government securities	4,499,826	8,499,181
Unrealized (loss) on open futures contracts, net	(1,244,808)	(591,732)
Purchased options on futures contracts (premiums paid - $8,510)	3,450	0
Interest receivable	76	236

Deposits with futures brokers	4,866,675	11,747,927

Cash	1,093,763	86,602
United States government securities	22,498,209	31,994,040

Total assets	$28,458,647	$43,828,569

LIABILITIES
Accounts payable	$90,384	$87,728
Commissions and other trading fees on open contracts payable	3,948	7,974
Management fee payable	45,367	72,608
Selling agent administrative and service fee payable	65,564	100,423
Subscription received in advance	1,000,000	0
Redemptions payable	1,137,517	3,818,060

Total liabilities	2,342,780	4,086,793

PARTNERS' CAPITAL (Net Asset Value)
Limited Partners - Series A	25,835,525	39,218,336
Limited Partners - Series B	170,285	249,046
Limited Partners - Series C	110,057	274,394

Total partners' capital (Net Asset Value)	26,115,867	39,741,776

	$28,458,647	$43,828,569

See accompanying notes.

AIS FUTURES FUND IV L.P.

CONDENSED SCHEDULE OF INVESTMENTS

September 30, 2014 (Unaudited)

UNITED STATES GOVERNMENT SECURITIES*

Face Value	Maturity Date	Description	Fair Value	% of Net Asset Value
$7,000,000	10/09/14	U.S. Treasury Bills	$6,999,940	26.80%
1,500,000	11/28/14	U.S. Treasury Bills	1,499,990	5.74%
17,500,000	01/08/15	U.S. Treasury Bills	17,498,234	67.00%
1,000,000	03/05/15	U.S. Treasury Bills	999,871	3.83%

		Total United States government securities (cost - $26,995,139)	$26,998,035	103.37%

LONG FUTURES CONTRACTS**
Description	Fair Value	% of Net Asset Value

Currencies	(417,151)	(1.60)%
Energy	(134,231)	(0.51)%
Metals	(785,940)	(3.01)%

Total long futures contracts	$(1,337,322)	(5.12)%

SHORT FUTURES CONTRACTS**

No. of Contracts	Description	Fair Value	% of Net Asset Value
66	Interest Rates (U.S. Treasury Bond, expires 12/2014)	$(73,125)	(0.28)%
	Stock Index	165,639	0.63%
	Total short futures contracts	$92,514	0.35%

	Total futures contracts	$(1,244,808)	(4.77)%

PURCHASED OPTIONS ON FUTURES CONTRACTS**

Description	Fair Value	% of Net Asset Value

Metals	$3,450	0.01%

Total purchased options on futures contracts (premiums paid - $8,510)	$3,450	0.01%

*	Includes $4,500,000 face value with a fair value of $4,499,826 pledged as collateral for the trading of futures and options on futures contracts.
**	No individual futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

See accompanying notes.

AIS FUTURES FUND IV L.P.

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2013 (Audited)

UNITED STATES GOVERNMENT SECURITIES*

Face Value	Maturity Date	Description	Fair Value	% of Net Asset Value

$9,500,000	01/09/14	U.S. Treasury Bills	$9,499,888	23.91%
4,500,000	02/06/14	U.S. Treasury Bills	4,499,841	11.32%
2,500,000	02/27/14	U.S. Treasury Bills	2,499,819	6.29%
1,000,000	03/06/14	U.S. Treasury Bills	999,913	2.52%
1,500,000	04/03/14	U.S. Treasury Bills	1,499,899	3.77%
7,500,000	04/10/14	U.S. Treasury Bills	7,498,246	18.87%
1,500,000	05/15/14	U.S. Treasury Bills	1,499,521	3.77%
12,500,000	06/19/14	U.S. Treasury Bills	12,496,094	31.44%

		Total United States government securities(cost - $40,488,057)	$40,493,221	101.89%

LONG FUTURES CONTRACTS**

Description	Fair Value	% of Net Asset Value

Agricultural	$(56,090)	(0.14)%
Currencies	(331,125)	(0.83)%
Energy	(99,519)	(0.25)%
Metals	(595,609)	(1.50)%

Total long futures contracts	$(1,082,343)	(2.72)%

SHORT FUTURES CONTRACTS**

No. of Contracts	Description	Fair Value	% of Net Asset Value

208	Interest Rates (U.S. Treasury Bond, expires 3/2014)	$490,611	1.23%

	Total futures contracts	$(591,732)	(1.49)%

*	Includes $8,500,000 face value with a fair value of $8,499,181 pledged as collateral for the trading of futures and options on futures contracts.
**	No individual futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, except for the short interest rate futures contracts, the number of contracts and expiration dates are not presented.

See accompanying notes.

AIS FUTURES FUND IV L.P.

STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended September 30, 2014 and 2013 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
TRADING GAINS (LOSSES)
Realized	$(8,622,719)	$(1,059,167)	$(5,663,628)	$(14,480,464)
Change in unrealized	(1,500,586)	3,793,585	(658,136)	3,583,129
Brokerage commissions	(5,681)	(24,203)	(49,468)	(69,205)

Total gain (loss) from trading	(10,128,986)	2,710,215	(6,371,232)	(10,966,540)

NET INVESTMENT (LOSS)
Income
Interest income	2,544	8,559	12,862	37,933

Expenses
Selling agent administrative and service fee	179,620	319,977	651,284	1,067,923
Management fee	153,537	272,030	556,767	877,320
Operating expenses	37,260	38,941	127,575	127,235

Total expenses	370,417	630,948	1,335,626	2,072,478

Net investment (loss)	(367,873)	(622,389)	(1,322,764)	(2,034,545)

NET INCOME (LOSS)	(10,496,859)	2,087,826	(7,693,996)	(13,001,085)

Less: General Partner Profit Share allocation	(1,242)	253	0	1,445

Net income (loss) for pro rata allocation to all partners	$(10,495,617)	$2,087,573	$(7,693,996)	$(13,002,530)

See accompanying notes.

AIS FUTURES FUND IV L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Nine Months Ended September 30, 2014 and 2013 (Unaudited)

	Partners’ Capital
	Series B	Series A	Series B	Series C
	General	Limited	Limited	Limited
	Partner	Partners	Partners	Partners	Total

Balances at December 31, 2013	$0	$39,218,336	$249,046	$274,394	$39,741,776

Transfers	0	(90,822)	0	90,822	0

Net (loss) for the nine months ended September 30, 2014:
General Partner Profit Share allocation	0	0	0	0	0
Pro rata allocation to all partners	0	(7,634,802)	(38,761)	(20,433)	(7,693,996)

Subscriptions	0	50,000	0	0	50,000

Redemptions	0	(5,707,187)	(40,000)	(234,726)	(5,981,913)

Balances at September 30, 2014	$0	$25,835,525	$170,285	$110,057	$26,115,867

Balances at December 31, 2012	$410,873	$69,117,753	$0	$0	$69,528,626

Transfers	0	(115,382)	0	115,382	0

Net income (loss) for the nine months ended September 30, 2013:
General Partner Profit Share allocation	1,192	0	0	0	1,192
Pro rata allocation to all partners	(29,735)	(12,916,571)	(38,527)	(17,697)	(13,002,530)

Subscriptions	0	313,000	381,138 [1]	50,000	744,138

Redemptions	(382,330)[1]	(6,954,925)	0	0	(7,337,255)

Balances at September 30, 2013	$0	$49,443,875	$342,611	$147,685	$49,934,171

See accompanying notes.

1 Effective August 31, 2013, the General Partner withdrew its entire capital account balance in the Partnership, totaling $381,138. Accordingly, the $381,138 is included in the redemptions by the General Partner during the nine months ended September 30, 2013. In lieu of distributing cash proceeds, capital subscriptions totaling $381,138 were made on behalf of the principals of the General Partner, effective August 31, 2013.

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

The Partnership applies the provisions of Codification Topic 740, Income Taxes, which prescribe the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. This accounting standard requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax expense in the current year. The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense. The General Partner has concluded there is no tax expense or interest expense related to uncertainties in income tax positions for either of the three or nine months ended September 30, 2014 and 2013.

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

The financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP may be omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary that were of a normal and recurring nature and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three and nine months ended September 30, 2014 and 2013 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

The Limited Partnership Agreement provides for the General Partner to receive a monthly Management Fee equal to 1/12 of 2% (2% annually) of each Series A Limited Partner’s month-end Net Assets, as defined and 1/12 of 2.7% (2.7% annually) of each Series C Limited Partner’s month-end Net Assets, as defined. The General Partner also receives a Profit Share allocation equal to 20% of any New Trading Profit, as defined, attributable to each Series A and C Limited Partner’s Interest achieved as of each calendar year-end or upon redemption. For the three months ended September 30, 2014, the Management Fees charged to Series A and Series C Limited Partners were $152,704 and $833, respectively. For the nine months ended September 30, 2014, the Management Fees charged to Series A and Series C Limited Partners were $552,572 and $4,195, respectively. For the three months ended September 30, 2013, the Management Fees charged to Series A and Series C Limited Partners were $271,207 and $823, respectively. For the nine months ended September 30, 2013, the Management Fees charged to Series A and Series C Limited Partners were $875,612 and $1,708, respectively.

During the three and nine months ended September 30, 2013, certain Series A Limited Partners were charged Management Fees at a rate lower than described above, to offset the effect of the additional 1.5% per annum Selling Agent Administrative and Service Fee described in Note 3. Accordingly, for the three and nine months ended September 30, 2013, Management Fees were reduced by approximately $8 and $16,068, respectively. There was no reduction in Managements fees for either of the three or nine months ended September 30, 2014.

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

In the event the Service Fee is no longer payable to a Selling Agent, the relevant Series A Limited Partner who was solicited by such Selling Agent will no longer be charged the Service Fee and such Series A Interests may be transferred to Series C Interests. During the nine months ended September 30, 2014 and 2013, there were $90,822 and $115,382, respectively, in transfers to Series C Interests from Series A Interests which occurred in relation to Series A Limited Partners that were no longer subject to a Service Fee. For the three and nine months ended September 30, 2014 and 2013, certain Series A Limited Partners were not subject to the Service Fee.

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

Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. A selling commission of up to 2% of the subscription amount may be deducted from the subscription proceeds and paid to the applicable Selling Agent, if any. For the three and nine months ended September 30, 2014 and 2013, there were no selling commissions charged to Series A Limited Partners, respectively. Series A Limited Partner subscriptions, as presented in the statements of changes in partners’ capital (net asset value), are net of such selling commissions, if any.

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

Accordingly, assets used to meet margin and other securities broker or regulatory requirements are partially restricted. The Partnership earns interest income on its assets deposited with the securities broker. The fair value of the Partnership’s U.S. Treasury Bills held at the securities broker totaled $22,498,209 and $31,994,040 at September 30, 2014 and December 31, 2013, respectively.

Note 7.	FAIR VALUE

Fair value, as defined in the Fair Value Measurement Topic of the Codification, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy, as set forth in the Fair Value Measurement Topic of the Codification, prioritizes the inputs to valuation techniques used to measure fair value into three broad levels: quoted market prices in active markets for identical assets or liabilities (Level 1); inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (Level 2); and unobservable inputs for an asset or liability (Level 3). If the inputs used to measure a financial instrument fall within different levels of the fair value hierarchy, the categorization is based on the lowest level input that is significant to the measurement of that financial instrument. The Partnership recognizes transfers between fair value hierarchy levels, if any, at the beginning of the reporting period. There were no transfers between levels during the nine months ended September 30, 2014 and during the year ended December 31, 2013.

For U.S. government securities, which are categorized as Level 2 fair value measurements at September 30, 2014 and December 31, 2013, fair value is determined as cost plus accrued interest, which represents an income approach to fair value measurement.

The following tables summarize the Partnership’s assets and liabilities accounted for at fair value at September 30, 2014 and December 31, 2013 using the fair value hierarchy. Fair value is presented on a gross basis even though certain assets and liabilities qualify for net presentation in the statements of financial condition.

AIS FUTURES FUND IV L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 7.	FAIR VALUE (CONTINUED)

	September 30, 2014
Description	Level 1	Level 2	Level 3	Total
Assets
Futures contracts
Energy	$24,360	$0	$0	$24,360
Metals	335	0	0	335
Stock Indices	174,750	0	0	174,750

Total futures contracts	199,445	0	0	199,445

Purchased options on futures contracts
Metals	3,450	0	0	3,450

U.S. Treasury bills	0	26,998,035	0	26,998,035

Total assets	$202,895	$26,998,035	$0	$27,200,930

Liabilities
Futures contracts
Currencies	$(417,151)	$0	$0	$(417,151)
Energy	(158,591)	0	0	(158,591)
Interest rates	(73,125)	0	0	(73,125)
Metals	(786,275)	0	0	(786,275)
Stock Indices	(9,111)	0	0	(9,111)

Total liabilities	$(1,444,253)	$0	$0	$(1,444,253)

	December 31, 2013
Description	Level 1	Level 2	Level 3	Total
Assets
Futures contracts
Agricultural	$150,603	$0	$0	$150,603
Energy	63,435	0	0	63,435
Interest rates	490,611	0	0	490,611
Metals	212,254	0	0	212,254

Total futures contracts	916,903	0	0	916,903

U.S. Treasury bills	0	40,493,221	0	40,493,221

Total assets	$916,903	$40,493,221	$0	$41,410,124

Liabilities
Futures contracts
Agricultural	$(206,693)	$0	$0	$(206,693)
Currencies	(331,125)	0	0	(331,125)
Energy	(162,954)	0	0	(162,954)
Metals	(807,863)	0	0	(807,863)

Total liabilities	$(1,508,635)	$0	$0	$(1,508,635)

AIS FUTURES FUND IV L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 8.	DERIVATIVES

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

The Partnership’s derivatives held at September 30, 2014 and December 31, 2013 are subject to agreements similar to master netting agreements with the Partnership’s futures brokers which grant the futures brokers the right to set off recognized assets and liabilities if certain conditions exist. The following tables present gross amounts of assets and liabilities which are offset in the statements of financial condition.

	Offsetting of Derivative Assets and Liabilities
	at September 30, 2014
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Futures contracts(1)
Newedge USA, LLC	$199,445	$(199,445)	$0
Options on Futures contracts(1)
Newedge USA, LLC	3,450	0	3,450

Total assets	$202,895	$(199,445)	$3,450

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Liabilities
Futures contracts(1)
Newedge USA, LLC	$(1,444,253)	$199,445	$(1,244,808)

Total liabilities	$(1,444,253)	$199,445	$(1,244,808)

(1) See Note 7. for the fair value of each type of contract within this category.

AIS FUTURES FUND IV L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 8.	DERIVATIVES (CONTINUED)

	Offsetting of Derivative Assets and Liabilities
	at December 31, 2013
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Futures contracts(1)
Newedge USA, LLC	$766,300	$(766,300)	$0
ADM Investor Services, Inc.	150,603	(150,603)	0

Total assets	$916,903	$(916,903)	$0

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Liabilities
Futures contracts(1)
Newedge USA, LLC	$(1,301,942)	$766,300	$(535,642)
ADM Investor Services, Inc.	(206,693)	150,603	(56,090)

Total liabilities	$(1,508,635)	$916,903	$(591,732)

Within the statements of financial condition, the fair value of futures contracts is included in net unrealized gain (loss) on open futures contracts and the fair value of option contracts is included in purchased options on futures contracts. The cash and other property (for example, U.S. Treasury bills) held by each counterparty at September 30, 2014 and December 31, 2013 exceeds the net derivatives liability at such counterparty.

(1) See Note 7. for the fair value of each type of contract within this category.

AIS FUTURES FUND IV L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 8.	DERIVATIVES (CONTINUED)

The following presents the Partnership’s derivative trading results and information related to the volume of the Partnership’s derivative activity for the three and nine months ended September 30, 2014 and 2013. The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the statements of operations.

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Trading Gains (Losses)			Trading Gains (Losses)
Futures Contracts	Realized	Change in Unrealized	Number of Contracts Closed	Realized	Change in Unrealized	Number of Contracts Closed

Agricultural	$(4,369,434)	$1,105,984	689	$(877,777)	$39,415	716
Currencies	(402,505)	(744,933)	335	(518,229)	1,405,392	467
Energy	(2,028,561)	(652,699)	689	2,559,301	(233,588)	842
Interest rates	(456,867)	(23,030)	146	(137,630)	(452,381)	334
Metals	(520,370)	(1,708,562)	359	141,948	2,420,078	303
Stock index	(844,982)	527,714	274	(2,127,780)	614,669	795

Total futures contracts	(8,622,719)	(1,495,526)		(960,167)	3,793,585

Options on Futures Contracts

Metals	0	(5,060)	0	0	0	0
Stock index	0	0	0	(99,000)	0	220

Total options on futures contracts	0	(5,060)		(99,000)	0

Total	$(8,622,719)	$(1,500,586)		$(1,059,167)	$3,793,585

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Trading Gains (Losses)			Trading Gains (Losses)
Futures Contracts	Realized	Change in Unrealized	Number of Contracts Closed	Realized	Change in Unrealized	Number of Contracts Closed

Agricultural	$(1,770,545)	$56,090	2,316	$(6,065,997)	$2,289,581	2,994
Currencies	(137,146)	(86,026)	951	588,606	(165,858)	1,411
Energy	207,682	(34,712)	2,633	4,404,634	(1,513,509)	3,280
Interest rates	(1,210,753)	(563,736)	424	(137,630)	(452,381)	334
Metals	(90,721)	(190,331)	1,109	(10,302,978)	2,580,472	1,321
Stock index	(2,700,536)	165,639	1,123	(2,868,099)	844,824	1,227

Total futures contracts	(5,702,019)	(653,076)		(14,381,464)	3,583,129

Options on Futures Contracts

Interest rates	38,391	0	27	0	0	0
Metals	0	(5,060)	0	0	0	0
Stock index	0	0	0	(99,000)	0	220

Total options on futures contracts	38,391	(5,060)		(99,000)	0

Total	$(5,663,628)	$(658,136)		$(14,480,464)	$3,583,129

The number of contracts closed represents the number of contracts closed during the three and nine months ended September 30, 2014 and 2013 in the applicable category.

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

Purchase and sale of futures and options on futures contracts requires margin deposits with the futures brokers. Additional deposits may be necessary for any loss on contract fair value. The Commodity Exchange Act requires a futures broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury bills) deposited with a futures broker are considered commingled with all other customer funds subject to the futures broker’s segregation requirements. In the event of a futures broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited. The net fair value of the Partnership’s assets deposited with Newedge USA, LLC and ADM Investor Services, Inc. is $3,062,343 and $1,804,332, respectively, at September 30, 2014, and $8,210,562 and $3,537,365, respectively, at December 31, 2013.

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

The following information presents the financial highlights for Series A and C Limited Partners of the Partnership for the three and nine months ended September 30, 2014 and 2013. This information has been derived from information presented in the financial statements.

	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2014		2013
	Series A	Series C	Series A	Series C
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total return for Limited Partners(1)
Total return before General Partner Profit Share allocation	(27.67)%	(27.37)%	4.00%	4.43%
General Partner Profit Share allocation	0.00%	0.00%	0.00%	0.00%
Total return after General Partner Profit Share allocation	(27.67)%	(27.37)%	4.00%	4.43%

Supplemental Data for Limited Partners

Ratios to average net asset value:(3)
Expenses, excluding General Partner Profit Share allocation(4)	4.36%	2.87%	4.72%	3.00%
General Partner Profit Share allocation(1)	0.00%	0.00%	0.00%	0.00%

Total expenses	4.36%	2.87%	4.72%	3.00%

Net investment (loss)(4),(5)	(4.33)%	(2.84)%	(4.66)%	(2.93)%

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2014		2013
	Series A	Series C	Series A	Series C
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total return for Limited Partners(1)
Total return before General Partner Profit Share allocation	(22.46)%	(21.49)%	(19.30)%	(18.29)%
General Partner Profit Share allocation(2)	0.00%	0.00%	0.09%	0.10%
Total return after General Partner Profit Share allocation	(22.46)%	(21.49)%	(19.21)%	(18.19)%

Supplemental Data for Limited Partners

Ratios to average net asset value:(3)
Expenses, excluding General Partner Profit Share allocation(4)	4.72%	3.13%	4.55%	2.93%
General Partner Profit Share allocation(1)	0.00%	0.00%	0.00%	0.00%

Total expenses	4.72%	3.13%	4.55%	2.93%

Net investment (loss)(4),(5)	(4.68)%	(3.08)%	(4.47)%	(2.85)%

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

(1)           Not annualized.

(2)           The positive effect on total return by the General Partner Profit Share allocation for the nine months ended September 30, 2013 is due to a significant reversal of the allocation during the nine months ended September 30, 2013.

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

During its operations for the three and nine months ended September 30, 2014, the Partnership experienced no significant periods of illiquidity in any of the numerous markets traded by the General Partner.

PART I – FINANCIAL INFORMATION (CONTINUED)

Results of Operations

Performance Summary

Three Months Ended September 30, 2014

During the third quarter of 2014, the Partnership experienced net realized and unrealized gains/(losses) of $(10,128,986) from its trading operations, which is net of brokerage commissions of $5,681. The Partnership incurred total expenses of $370,417, including $179,620 in Selling Agent Administrative and Service Fees, $153,537 in Management Fees (paid to the General Partner) and $37,260 in operating expenses.  The Partnership earned $2,544 in interest income and reversed $1,242 of previously accrued General Partner Profit Share allocation.  An analysis of trading gains and losses (not adjusted for any fees or expenses) by market sector is as follows:

Sector	% Gain (Loss)

Stock Index	-1.04%
Bonds	-1.44%
Currency	-3.47%
Energy	-7.53%
Metals	-6.62%
Grains	-8.92%

The Partnership experienced a loss in the third quarter of 2014. The largest loss came from long positions in grains, followed by long positions in energy, metals, and Australian and Canadian dollars, and short positions in the U.S. Treasury bonds and S&P500.

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

PART I – FINANCIAL INFORMATION (CONTINUED)

Nine Months Ended September 30, 2014

During the nine months ended September 30, 2014, the Partnership experienced net realized and unrealized gains/(losses) of $(6,371,232) from its trading operations, which is net of brokerage commissions of $49,468.  The Partnership incurred total expenses of $1,335,626, including $651,284 in Selling Agent Administrative and Service Fees, $556,767 in Management Fees (paid to the General Partner) and $127,575 in operating expenses.  The Partnership earned $12,862 in interest income and did not charge a General Partner Profit Share allocation.  An analysis of trading gains and losses (not adjusted for any fees or expenses) by market sector is as follows:

Sector	% Gain (Loss)

Stock Index	-6.62%
Bonds	-4.51%
Currency	-1.25%
Energy	-0.54%
Metals	-1.58%
Grains	-5.61%

The Partnership experienced a loss in the first nine months of 2014. The largest loss came from a short position in the S&P 500, followed by long positions in grains, a short position in U.S. Treasury bonds, and long positions in metals, Australian and Canadian dollars, and energy.

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

(b)           Not applicable.

(c)           Pursuant to the Partnership’s Limited Partnership Agreement, Limited Partners may withdraw all or part of their capital contributions and undistributed profits, if any, at the end of each calendar month.  The withdrawal by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners.  The following table summarizes the withdrawals by Limited Partners during the third calendar quarter of 2014:

Month	Withdrawal Amounts

July 31, 2014	$96,842
August 31, 2014	$278,342
September 30, 2014	$1,137,517

Item 3:  Defaults Upon Senior Securities

(a)           None.

(b)           None.

Item 4:  Mine Safety Disclosures

Not applicable.

PART II - OTHER INFORMATION (CONTINUED)

Item 5:  Other Information

(a)           None.

(b)           Not applicable.

Item 6: Exhibits

The following exhibits are incorporated herein by reference as set forth below.

Exhibit Number	Description of Document

3.1*	Certificate of Formation of AIS Futures Fund IV L.P.

4.2**	Fourth Amended and Restated Limited Partnership Agreement of AIS Futures Fund IV L.P., dated as of March 1, 2008.

The following exhibits are included herewith.

Exhibit Number	Description of Document

31.01	Rule 13a-14(a)/15d-14(a) Certification

32.01	Section 1350 Certification

101 INS XBRL	Instance Document
101 SCH XBRL	Taxonomy Extension Schema
101 CAL XBRL	Taxonomy Extension Calculation Linkbase
101 DEF XBRL	Taxonomy Extension Definition Linkbase
101 LAB XBRL	Taxonomy Extension Label Linkbase
101 PRE XBRL	Taxonomy Extension Presentation Linkbase

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

Dated: November 14, 2014

AIS FUTURES FUND IV L.P.

By:	AIS CAPITAL MANAGEMENT, L.P.

General Partner

By:	/s/ John Hummel
Name: John Hummel
Title: Managing Principal (principal executive and principal financial officer)

