Form 10-K
period 2014-12-31
AIS FUTURES FUND IV LP
filed 2015-03-24
CIK 1023453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

As of February 28, 2015, the aggregate net asset value of the Partnership was $18,192,143.21.

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

General

The Partnership was organized to engage in speculative trading of Futures Contracts (as defined above). AIS has authority over the Partnership’s assets to trade in the futures and forward markets. Newedge USA, LLC, ADM Investor Services, Inc., and Jefferies LLC (together, the “Commodity Brokers”) currently serve as the Partnership’s commodity brokers.

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

Description of Trading Approach

In trading for the Partnership, AIS employs its MAAP strategy. MAAP is a discretionary, long-term oriented investment strategy. The MAAP investment process begins with a global macro-economic analysis and then uses a technical and systematic study of current trends and futures contract valuation to determine the direction and size of positions to be taken in MAAP. Once in a position, the MAAP investment process includes consideration of both trend-following strategies and the valuation levels of the underlying futures contracts in making adjustments to position size and direction. The principals of AIS have used the MAAP investment process for over 22 years.

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

In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long or net short position which any person may hold or control in particular commodities.  Most exchanges also limit the changes in futures contract prices that may occur during a single trading day. In October 2011, the CFTC adopted a separate position limits regime for 28 so-called “exempt” (i.e., metals and energy) and agricultural futures and options contracts and their economically equivalent swap contracts. On September 28, 2012, the United States District Court for the District of Columbia vacated these rules. The CFTC has proposed a new set of speculative position rules which are not yet finalized (or effective).

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

As of February 28, 2015, there were 403 holders of Interests.

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

The following table summarizes Limited Partner redemptions during the fourth calendar quarter of 2014:

Month Ended	Amount Redeemed

October 31, 2014	$457,204.41
November 30, 2014	1,936,752.56
December 31, 2014	700,728.08
Total	$3,094,685.05

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

The Partnership’s assets are generally held as cash or cash equivalents which are used to margin the Partnership’s futures positions and are withdrawn, as necessary, to pay redemptions and expenses.  Other than potential market-imposed  limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading, the Partnership’s assets are highly liquid and are expected to remain so.  During its operations through December 31, 2014, the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the General Partner on behalf of the Partnership.

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

The Partnership accounts for certain assets and liabilities at fair value under the Financial Accounting Standards Board Accounting Standards Codification (the “Codification”) Topic No. 820, Fair Value Measurement (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.  In accordance with ASC 820, the Partnership has categorized its financial instruments, based on the priority of inputs to the valuation technique, into a three-level fair value hierarchy.  The fair value gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Financial assets and liabilities recorded on the statements of financial condition at December 31, 2014 and December 31, 2013 are categorized as Level 1 and Level 2 based on the inputs to the valuation techniques.  Level 1 denotes fair value is based on unadjusted quoted prices for identical assets or liabilities in an active market that the Partnership has the ability to access.  Level 2 denotes fair value is based on observable inputs other than quoted market prices that the Partnership has the ability to access.

A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The fair values of futures contracts and options on futures contracts are based upon exchange closing prices. The fair value of U.S. Government Securities is based on cost plus accrued interest, which approximates fair value, based on quoted market prices.

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

2014

During 2014, the Partnership experienced a net realized and unrealized loss of $(11,298,008) from its trading operations, which is net of brokerage commissions of $51,875.  The Partnership incurred total expenses of $1,606,436 including $784,444 in Selling Agent Administrative and Service Fees, $664,848 in Management Fees (paid to the General Partner) and $157,144 in operating expenses.  The Partnership earned $14,763 in interest income and allocated a Profit Share of $0 to the General Partner.  An analysis of trading gains and losses (not adjusted for any fees or expenses) by market sector is as follows:

Sector	% Gain (Loss)

Stock Index	(9.93)%
Bonds	(5.12)%
Currency	(3.62)%
Energy	(10.61)%
Metals	(4.15)%
Grains	(5.79)%

The Partnership experienced a loss for the year in 2014, as all six asset classes traded by the fund, had losses. The largest loss came from long positions in the energy markets, followed by short positions in the S&P500, long positions in the grains, short positions in the U.S. Treasury bonds, long positions in the metals, and long positions in the Australian and Canadian dollars.

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

AIS has assessed the effectiveness of its internal control over the financial reporting with respect to the Partnership as of December 31, 2014. In making this assessment, AIS used the general framework set out in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on its assessment, management of AIS has concluded that, as of December 31, 2014, its internal control over financial reporting with respect to the Partnership is effective.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in the General Partner’s internal control over financial reporting during the period ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

John Hummel, age 69, is Managing Principal of AIS. Mr. Hummel has been a partner, associated person and principal of AIS, inclusive of its predecessors, since May 1990. Mr. Hummel has been a research analyst and portfolio manager in the securities field since June 1967 and has traded commodities for his personal account since February 1981 and for customers since June 1983. Mr. Hummel currently serves as the portfolio manager of AIS Balanced Fund L.P. (formerly Cowen Premier Balanced Fund L.P.), AIS Capital Growth Fund, L.P., and AIS Gold Fund L.P., the general partner of each of which is AIS. From May 1990 until March 31, 1993, Mr. Hummel was affiliated with Cowen & Company, a broker-dealer and investment adviser formed in 1918 which is a member of the New York Stock Exchange and all other principal United States exchanges. At Cowen & Company, Mr. Hummel was directly responsible for managing individual and institutional stock and bond portfolios. From June 1987 until July 1990, Mr. Hummel was affiliated with Matuschka & Co. L.P. (formerly Matuschka Moser Partners L.P.), a United States affiliate of The Matuschka Group, a privately-owned investment firm headquartered in Germany, where he was directly responsible for managing individual and institutional stock and bond portfolios. Also during such time, Mr. Hummel was affiliated with Matuschka Moser Futures Management Corporation from June 1987 until October 1990 where he acted as a portfolio manager with respect to futures trading. Prior to joining Matuschka & Co. L.P. in June 1987, Mr. Hummel was a Managing Director of Mitchell Hutchins Asset Management, Inc., an investment advisory firm which at the time was a subsidiary of PaineWebber Inc. (which was later acquired by UBS Global Asset Management US Inc.), where he had been responsible for individual and institutional investment portfolios since January 1977. Mr. Hummel directed the trading of Mitchell Hutchins Futures Fund, Ltd. from its inception in December 1983 through June 1987. From April 1976 to December 1976, Mr. Hummel worked for Reynolds Securities, Inc., a brokerage firm in Milwaukee, Wisconsin, where he was an account executive, series 7 broker, specializing in pension consulting. From June 1969 to April 1976, Mr. Hummel served as President of Asset Management Corporation, an investment advisory firm which he helped organize. From June 1967 to June 1969, Mr. Hummel worked as a research analyst for Robert W. Baird & Co., a brokerage firm in Milwaukee, Wisconsin. Mr. Hummel received a B.S. degree in investment management from Northwestern University in 1967.

Bradley C. Stern, age 49, is a Principal of AIS. Mr. Stern has been a partner and associated person of AIS, inclusive of its predecessors, since March 1993 and a principal of AIS, inclusive of its predecessors, since November 1993. Mr. Stern graduated from Emory University in with a B.B.A. degree and did post graduate work in finance at New York University in 1991 and 1992. From September 1988 to April 1989, he was an account executive with the recruiting firm Winston Resources, where he was responsible for recruiting personnel for various professional positions. From April 1989 to September 1989, he worked as a liaison between retail brokers and insurance companies regarding such insurance products as annuities, term life and whole life insurance at Thomson McKinnon Securities Inc., a registered broker-dealer. From September 1989 through March 1993, Mr. Stern became an Assistant Portfolio Manager at Cowen & Company, a broker-dealer and investment adviser formed in 1918 which is a member of the New York Stock Exchange and all other principal United States exchanges, and his responsibilities increased during his time there to include acting as a Trading Analyst for Cowen & Company. In March 1993, Mr. Stern left Cowen & Company with Mr. Hummel to join AIS Futures Management, Inc., a predecessor of AIS, and has been with AIS, inclusive of its predecessors, since that time.

Stephen Wayne Edwards, age 35, CFA, joined AIS as a Principal, in September 2013, after co-founding Frontera Management, LLC (“Frontera”), a systematic global macro firm, in December 2008. Mr. Edwards registered with the NFA as an associated person of Frontera on June 19, 2009, and as an associated person of AIS Capital Management, L.P. on September 27, 2013. Within both firms, Mr. Edwards has served as a portfolio manager for systematic global macro strategies and guided research of fundamental indicators. Prior to Frontera, Mr. Edwards was a researcher and portfolio manager at Spruce Private Investors, a $3.5 billion investment management firm that acts as an outsourced chief investment officer for private and institutional clients and offers several multi-manager alternative investment partnerships, from February 2004 to December 2008. Mr. Edwards researched and designed Spruce’s systematic investment process and managed clients’ portfolios and a derivative-based, global macro overlay within the firm’s multi-manager funds. This investment process makes use of fundamentally based macro indicators in order to inform the outlook for global equity, credit, commodity, and currency markets. In January 2004, Mr. Edwards was transitioning between employers. At leading global macro firm Bridgewater Associates, LP, he served in the quantitative research and client analytics groups from October 2002 to December 2003 in support of the firm’s diversified, absolute-return global macro strategy and developed a trading system for global equities, nominal bonds, short rates, and currencies. From June 2002 to September 2002, Mr. Edwards co-founded IntotheBest.com, a college counseling service. From September 2001 to May 2002, Mr. Edwards served as a short-term missionary with Campus Crusade for Christ in Maracaibo, Venezuela. From June 2001 to August 2001, Mr. Edwards served as an intern with Restricted Stock Systems, Inc., a software provider that helps banks process restricted stock transactions. Mr. Edwards received an A.B. degree in history from Princeton University in 2001, earning magna cum laude and Phi Beta Kappa honors, and played on the school’s golf team. Mr. Edwards became a CFA charterholder in 2006.

Hui John Zhang, age 45, joined AIS as a Principal, in September 2013, after co-founding Frontera in December 2008. Mr. Zhang registered with the NFA as an associated person of Frontera Management, LLC on February 12, 2009, and as an associated person of AIS Capital Management, L.P. on September 27, 2013. Within both firms, Mr. Zhang has served as a portfolio manager for systematic global macro strategies. From September 2008 to November 2008, Mr. Zhang was planning his next business venture—the launch of Frontera. Prior to that, Mr. Zhang was a managing director and head of customized derivative solutions at U.S. Trust, a private bank and asset management firm, from May 2006 to August 2008. He spearheaded the creation of cross-asset capital-conserved investment management accounts. These portfolios have an absolute-return orientation and involve (i) derivative positions stemming from a fundamental, thematic discretionary global macro process and (ii) various fixed-income instruments to reduce volatility and preserve capital. Mr. Zhang served on the Investment Strategy Committee at U.S. Trust and was responsible for advising clients on customized derivative strategies to enhance investment return and manage asset-liability mismatches. Prior to joining U.S. Trust, Mr. Zhang had overall responsibility for developing the institutional asset management business of Union Bancaire Privée, a private bank and asset management firm, in Asia from April 2005 to April 2006. Mr. Zhang was a member of Citigroup Private Bank’s U.S. Capital Markets Team from April 2003 to March 2005 and was the head of trading and a senior bookrunner in distressed financing, equity derivatives, and convertible bond arbitrage at Crédit Agricole-Lazard Financial Products Bank, an investment bank, from January 2001 to April 2003; Bear, Stearns & Co., Inc., an investment bank, from June 1998 to October 1999; Credit Suisse Group AG, a bank, from September 1997 to May 1998; and UBS AG, a bank, from May 1994 to August 1997, each of which is a major financial institution. In October 1999, Mr. Zhang co-founded eBusiness Enterprise Solutions & Technology Inc., a start-up enterprise software company, and he worked there as co-founder until December 2000. Mr. Zhang graduated summa cum laude with B.A. degrees in mathematics, statistics and economics from the University of Rochester in 1992 and earned a Master’s degree in finance from the Wharton School of the University of Pennsylvania in 1994.

(ii)	Identification of Certain Significant Employees

None.

(iii)	Family Relationships

None.

(iv)	Business Experience

See above.

(v)	Involvement in Certain Legal Proceedings.

None.

(vi)	Promoters and Control Persons

Not Applicable.

(b)	Code of Ethics

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

Item 12: Security Ownership of Certain Beneficial Owners and Management and related stockholder matters

(a)	Securities authorized for issuance under equity compensation plans

None.

(b)	Security ownership of certain beneficial owners

As of February 28, 2015, the General Partner knows of the following persons who own beneficially more than 5% of the Partnership’s Interests as follows:

Name and Address	Value of Interests held	Percentage Ownership

City of Meriden Police and Fire Fund H 142 East Main Street Meriden, CT 06450	$3,183,647	17.50%

City of Meriden Employees Fund M 142 East Main Street Meriden, CT 06450	$3,578,890	19.67%

All of the Partnership’s general partner interest is held by AIS Capital Management, L.P.

(c)	Security Ownership of Management

The Partnership has no officers or directors. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner, which has discretionary authority over the Partnership’s trading. As of February 28, 2015, the General Partner’s interest in the Partnership was valued at $0.

As of February 28, 2015, the directors and executive officers of the General Partner owned beneficially Interests as follows:

Name	Value of Interest		Percentage of Limited Partnership Interests
	Held Directly	Held Indirectly*	% Directly	% Indirectly
John Hummel	$0	$136,915	0%	0.75%

No other director, executive officer or partner of the General Partner beneficially owned Interests in the Partnership.

(d)	Changes in Control

There have been no changes in control of the Partnership.

Item 13: Certain Relationships and Related Transactions, and Director Independence

See “Item 11: Executive Compensation” and “Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” The Partnership paid the General Partner $664,848 in Management Fees for the year ended December 31, 2014. The Partnership allocated to the General Partner $0 in Profit Share for the year ended December 31, 2014. The General Partner’s interest in the Partnership showed no allocation of profit or loss for the year ended December 31, 2014. The Management Fees and Profit Share paid by the Partnership to AIS were not negotiated and are higher than they would have been had they been the result of arm’s-length bargaining.

At December 31, 2014, John Hummel, the Managing Principal of the General Partner, held an interest in the Partnership totaling $138,271.

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

Item 14: principal accounting fees and services

The following table sets forth the fees billed to the Partnership for professional audit services and professional tax services provided by Arthur F. Bell, Jr. & Associates, L.L.C., the Partnership’s independent registered public accountant for 2014 and 2013, for the audit of the Partnership’s annual financial statements and filing of the Partnership’s annual income tax returns for the years ended December 31, 2014 and 2013, respectively.

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

FEE CATEGORY	2014	2013

Audit Fees(1)	$69,235	$73,936
Audit-Related Fees	-	-
Tax Fees(2)	$13,500	$16,000
All Other Fees	-	-

TOTAL FEES	$82,735	$89,936

_________

(1)	Audit fees consist of fees for professional services rendered for the audit of the Partnership’s financial statements and review of financial statements included in the Partnership’s quarterly reports.

(2)	Tax fees consist of fees for the preparation of the Partnership’s U.S. federal and required state tax returns. The entire amount of such fees was pre-approved by the principals of AIS.

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

The following financial statements are included herewith, beginning following the Index to Financial Statements appearing after the signature page hereof, and are incorporated into Item 8:

•	Statements of Financial Condition at December 31, 2014 and 2013;

•	Condensed Schedule of Investments at December 31, 2014;

•	Condensed Schedule of Investments at December 31, 2013;

•	Statements of Operations For the Years Ended December 31, 2014 and 2013; and

•	Statements of Changes in Partners’ Capital (Net Asset Value) For the Years Ended December 31, 2014 and 2013.

(b)	Exhibits

The following documents (unless otherwise indicated) are filed herewith and made part of this registration statement.

Exhibit Designation	Description

*3.1	Certificate of Formation of AIS Futures Fund IV L.P.

**4.2	Fourth Amended and Restated Limited Partnership Agreement of AIS Futures Fund IV L.P., dated as of March 1, 2008

31.01	Rule 13a-14(a)/15d-14(a) Certification

32.01	Section 1350 Certification

101 INS XBRL	Instance Document
101 SCH XBRL	Taxonomy Extension Schema
101 CAL XBRL	Taxonomy Extension Calculation Linkbase
101 DEF XBRL	Taxonomy Extension Definition Linkbase
101 LAB XBRL	Taxonomy Extension Label Linkbase
101 PRE XBRL	Taxonomy Extension Presentation Linkbase

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

Dated: March 24, 2015

AIS FUTURES FUND IV L.P.

By: AIS CAPITAL MANAGEMENT, L.P.

	By:	/s/ John Hummel
Name: John Hummel
Title: Managing Principal

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the registrant and in the capacities and on the date indicated.

Dated: March 24, 2015
	By:	/s/ John Hummel
Name: John Hummel
Title: Managing Principal (principal executive and principal financial officer) of AIS Capital Management, L.P.

INDEX TO FINANCIAL STATEMENTS

AIS Futures Fund IV L.P. Annual Report, December 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

AIS Futures Fund IV L.P.

We have audited the accompanying statements of financial condition of AIS Futures Fund IV L.P., including the condensed schedules of investments, as of December 31, 2014 and 2013, and the related statements of operations and changes in partners’ capital (net asset value) for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AIS Futures Fund IV L.P. as of December 31, 2014 and 2013, and the results of its operations and the changes in its net asset values for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Arthur F. Bell, Jr. & Associates, L.L.C.

Hunt Valley, Maryland

March 23, 2015

AIS FUTURES FUND IV L.P.

STATEMENTS OF FINANCIAL CONDITION

December 31, 2014 and 2013

_________________

	2014	2013
ASSETS
Equity in futures broker trading accounts
Cash	$451,333	$3,840,242
United States government securities	1,499,965	8,499,181
Unrealized (loss) on open futures contracts, net	(79,850)	(591,732)
Interest receivable	127	236

Deposits with futures brokers	1,871,575	11,747,927

Cash	1,853,597	86,602
United States government securities	15,999,450	31,994,040

Total assets	$19,724,622	$43,828,569

LIABILITIES
Accounts payable	$92,533	$87,728
Commissions and other trading fees on open contracts payable	864	7,974
Management fee payable	31,532	72,608
Selling agent administrative and service fee payable	48,468	100,423
Redemptions payable	700,728	3,818,060

Total liabilities	874,125	4,086,793

PARTNERS' CAPITAL (Net Asset Value)
Limited Partners - Series A	18,597,512	39,218,336
Limited Partners - Series B	138,271	249,046
Limited Partners - Series C	114,714	274,394

Total partners' capital (Net Asset Value)	18,850,497	39,741,776

Total liabilities and partners' capital (Net Asset Value)	$19,724,622	$43,828,569

See accompanying notes.

AIS FUTURES FUND IV L.P.

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2014

_______________

UNITED STATES GOVERNMENT SECURITIES*

Face Value	Maturity Date	Description	Fair Value	% of Net Asset Value

$11,000,000	01/08/15	U.S. Treasury Bills	$10,999,911	58.35%
1,000,000	03/05/15	U.S. Treasury Bills	999,946	5.31%
500,000	04/09/15	U.S. Treasury Bills	499,973	2.65%
5,000,000	04/16/15	U.S. Treasury Bills	4,999,585	26.52%

		Total United States government securities
		(cost - $17,497,084)	$17,499,415	92.83%

LONG FUTURES CONTRACTS**

Description	Fair Value	% of Net Asset Value

Metals	$(102,725)	(0.54)%

SHORT FUTURES CONTRACTS**

Description	Fair Value	% of Net Asset Value

Stock Index	$22,875	0.12%

Total futures contracts	$(79,850)	(0.42)%

*	Includes $1,500,000 face value with a fair value of $1,499,965 pledged as collateral for the trading of futures and options on futures contracts.
**	No individual futures contract or options on futures contracts position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

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

See accompanying notes.

AIS FUTURES FUND IV L.P.

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2014 and 2013

_______________

	2014	2013
TRADING GAINS (LOSSES)
Realized	$(11,758,015)	$(18,029,530)
Change in unrealized	511,882	2,604,517
Brokerage commissions	(51,875)	(83,981)

Total (loss) from trading	(11,298,008)	(15,508,994)

NET INVESTMENT (LOSS)
Income
Interest income	14,763	43,953

Expenses
Selling agent administrative and service fee	784,444	1,328,963
Management fee	664,848	1,100,133
Operating expenses	157,144	161,713

Total expenses	1,606,436	2,590,809

Net investment (loss)	(1,591,673)	(2,546,856)

NET (LOSS)	(12,889,681)	(18,055,850)

Less: General Partner Profit Share allocation	0	1,192

Net (loss) for pro rata allocation to all partners	$(12,889,681)	$(18,057,042)

Net (loss) is comprised as follows:

Net (loss) attributable to General Partner	$0	$(28,543)
Net (loss) attributable to Limited Partners	(12,889,681)	(18,027,307)

Total net (loss)	$(12,889,681)	$(18,055,850)

See accompanying notes.

AIS FUTURES FUND IV L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)

For the Years Ended December 31, 2014 and 2013

_______________

	Partners' Capital
	Series B		Series A	Series B	Series C
	General		Limited	Limited	Limited
	Partner		Partners	Partners	Partners	Total
Balances at December 31, 2012	$410,873		$69,117,753	$0	$0	$69,528,626
Transfers	0		(186,349)	0	186,349	0

Net income (loss) for the year ended December 31, 2013:
General Partner Profit Share allocation	1,192		0	0	0	1,192
Pro rata allocation to all partners	(29,735)		(17,916,753)	(70,851)	(39,703)	(18,057,042)

Subscriptions	0		313,000	381,138 (1)	150,000	844,138

Redemptions	(382,330	)(1)	(12,109,315)	(61,241)	(22,252)	(12,575,138)

Balances at December 31, 2013	$0		$39,218,336	$249,046	$274,394	$39,741,776

Transfers	0		(121,395)	0	121,395	0

Net (loss) for the year ended December 31, 2014:
Pro rata allocation to all partners	0		(12,772,557)	(70,775)	(46,349)	(12,889,681)

Subscriptions	0		1,075,000	0	0	1,075,000

Redemptions	0		(8,801,872)	(40,000)	(234,726)	(9,076,598)

Balances at December 31, 2014	$0		$18,597,512	$138,271	$114,714	$18,850,497

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

C.	Futures Contracts and Options on Futures Contracts

Futures contracts and options on futures contracts transactions are recorded on the trade date and open contracts are reflected at fair value, based on the primary exchange’s closing price. Gains or losses are realized when contracts are liquidated. As each broker has the individual right of offset, the Partnership presents the aggregate net unrealized gains with such brokers as net unrealized gain and the aggregate net unrealized (losses) with such brokers as net unrealized (loss) (i.e., net unrealized gains from one broker are not off-set against net unrealized (losses) from another broker) in the statements of financial condition (see Note 8., Derivatives, for disclosures about offsetting derivative assets and liabilities). The unrealized gains or losses on open futures contracts is the difference between contract trade price and quoted market price. Any change in net unrealized gain or loss from the preceding period is reported in the statements of operations. Brokerage commissions on futures contracts and options on futures contracts include other trading fees and are charged to expense when contracts are opened.

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

The Partnership prepares and files calendar year U.S. and applicable state information tax returns and reports to the partners their allocable shares of the Partnership’s income, expenses and trading gains or losses. No provision for income taxes has been made in these financial statements as each partner is individually responsible for reporting income or loss based on its respective share of the Partnership’s income and expenses as reported for income tax purposes. The 2011 through 2014 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

The Partnership applies the provisions of Codification Topic 740, Income Taxes, which prescribe the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. This accounting standard requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax expense in the current year. The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense. The General Partner has concluded there is no tax expense or interest expense related to uncertainties in income tax positions for the years ended December 31, 2014 and 2013.

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

The Limited Partnership Agreement provides for the General Partner to receive a monthly Management Fee equal to 1/12 of 2% (2% annually) of each Series A Limited Partner’s month-end Net Assets, as defined and 1/12 of 2.7% (2.7% annually) of each Series C Limited Partner’s month-end Net Assets, as defined. The General Partner also receives a Profit Share allocation equal to 20% of any New Trading Profit, as defined, attributable to each Series A and C Limited Partner’s Interest achieved as of each calendar year-end or upon redemption. During the years ended December 31, 2014 and 2013, the Management Fees charged to Series A and Series C Limited Partners were $659,869 and $4,979, and $1,096,782 and $3,351, respectively.

During 2014 and 2013, certain Series A Limited Partners were charged Management Fees at a rate lower than described above, to offset the effect of the additional 1.5% per annum Selling Agent Administrative and Service Fee described in Note 3. Accordingly, for the years ended December 31, 2014 and 2013, Management Fees were reduced by approximately $3,200 and $16,100, respectively.

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

In the event the Service Fee is no longer payable to a Selling Agent, the relevant Series A Limited Partner who was solicited by such Selling Agent will no longer be charged the Service Fee and such Series A Interests may be transferred to Series C Interests. During the years ended December 31, 2014 and 2013, there were $121,395 and $186,349, respectively, in transfers to Series C Interests from Series A Interests which occurred in relation to Series A Limited Partners that were no longer subject to a Service Fee. For the years ended December 31, 2014 and 2013, certain Series A Limited Partners were not subject to the Service Fee.

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

Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. A selling commission of up to 2% of the subscription amount may be deducted from the subscription proceeds and paid to the applicable Selling Agent, if any. For the years ended December 31, 2014 and 2013, there were no selling commissions charged to Series A Limited Partners. Series A Limited Partner subscriptions, as presented in the statements of changes in partners’ capital (net asset value), are net of such selling commissions, if any.

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

The Partnership deposits funds with Newedge USA, LLC, Jefferies LLC and ADM Investor Services, Inc. subject to Commodity Futures Trading Commission regulations and various exchange and futures broker requirements. Margin requirements are satisfied by the deposit of U.S. government securities and cash with such futures brokers. Accordingly, assets used to meet margin and other futures broker or regulatory requirements are partially restricted. The Partnership earns interest income on credit balances and pays interest on debit balances with the futures brokers.

Note 6.	DEPOSITS WITH SECURITIES BROKER

The Partnership deposits cash and U.S. government securities with Wells Fargo Advisors, LLC, subject to Securities and Exchange Commission regulations and securities broker requirements. Margin requirements are satisfied by the deposit of cash and securities with such securities broker. Accordingly, assets used to meet margin and other securities broker or regulatory requirements are partially restricted. The Partnership earns interest on credit balances and pays interest on debit balances with the securities broker. The fair value of the Partnership’s U.S. Treasury Bills held at the securities broker totaled $15,999,450 and $31,994,040 at December 31, 2014 and 2013, respectively. The fair value of the Partnership’s cash held at the securities broker totaled $1,759,117 and $0 at December 31, 2014 and 2013, respectively.

Note 7.	FAIR VALUE

Fair value, as defined in the Fair Value Measurement Topic of the Codification, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy, as set forth in the Fair Value Measurement Topic of the Codification, prioritizes the inputs to valuation techniques used to measure fair value into three broad levels: quoted market prices in active markets for identical assets or liabilities (Level 1); inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (Level 2); and unobservable inputs for an asset or liability (Level 3). If the inputs used to measure a financial instrument fall within different levels of the fair value hierarchy, the categorization is based on the lowest level input that is significant to the measurement of that financial instrument. The Partnership recognizes transfers between fair value hierarchy levels, if any, at the beginning of the reporting period. There were no transfers between levels during the years ended December 31, 2014 and 2013.

For U.S. government securities, which are categorized as Level 2 fair value measurements at December 31, 2014 and 2013, fair value is determined as cost plus accrued interest, which represents an income approach to fair value measurement.

AIS FUTURES FUND IV L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 7.	FAIR VALUE (CONTINUED)

The following tables summarize the Partnership’s assets and liabilities accounted for at fair value at December 31, 2014 and 2013 using the fair value hierarchy. Fair value is presented on a gross basis even though certain assets and liabilities qualify for net presentation in the statements of financial condition.

	December 31, 2014
Description	Level 1	Level 2	Level 3	Total
Assets
Futures contracts
Stock Index	$22,875	$0	$0	$22,875

U.S. Treasury bills	0	17,499,415	0	17,499,415
Total assets	$22,875	$17,499,415	$0	$17,522,290

Liabilities
Futures contracts
Metals	$(102,725)	$0	$0	$(102,725)

	December 31, 2013
Description	Level 1	Level 2	Level 3	Total
Assets
Futures contracts
Agricultural	$150,603	$0	$0	$150,603
Energy	63,435	0	0	63,435
Interest Rates	490,611	0	0	490,611
Metals	212,254	0	0	212,254

Total futures contracts	916,903	0	0	916,903
U.S. Treasury bills	0	40,493,221	0	40,493,221
Total assets	$916,903	$40,493,221	$0	$41,410,124

Liabilities
Futures contracts
Agricultural	$(206,693)	$0	$0	$(206,693)
Currencies	(331,125)	0	0	(331,125)
Energy	(162,954)	0	0	(162,954)
Metals	(807,863)	0	0	(807,863)
Total liabilities	$(1,508,635)	$0	$0	$(1,508,635)

AIS FUTURES FUND IV L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 8.	DERIVATIVES

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

The Partnership’s derivatives held at December 31, 2014 and 2013 are subject to netting agreements with the Partnership’s futures brokers which permit the Partnership to set off recognized assets and liabilities if certain conditions exist. The following tables present gross amounts of assets and liabilities which are offset in the statements of financial condition.

	Offsetting of Derivative Assets and Liabilities
	at December 31, 2014
		Gross Amounts	Net Amounts
		Offset in the	Presented in the
	Gross Amounts of	Statement of	Statement of
	Recognized Assets	Financial Condition	Financial Condition
Assets
Futures contracts(1)
Jefferies LLC	$22,875	$(22,875)	$-
Total assets	$22,875	$(22,875)	$-

		Gross Amounts	Net Amounts
		Offset in the	Presented in the
	Gross Amounts of	Statement of	Statement of
	Recognized Liabilities	Financial Condition	Financial Condition
Liabilities
Futures contracts(1)
Jefferies LLC	$(102,725)	$22,875	$(79,850)
Total liabilities	$(102,725)	$22,875	$(79,850)

_________________

(1)	See Note 7. for the fair value of each type of contract within this category.

AIS FUTURES FUND IV L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 8.	DERIVATIVES (CONTINUED)

	Offsetting of Derivative Assets and Liabilities
	at December 31, 2013
		Gross Amounts	Net Amounts
		Offset in the	Presented in the
	Gross Amounts of	Statement of	Statement of
	Recognized Assets	Financial Condition	Financial Condition
Assets
Futures contracts(1)
Newedge USA, LLC	$766,300	$(766,300)	$0
ADM Investor Services, Inc.	150,603	(150,603)	0
Total assets	$916,903	$(916,903)	$0

		Gross Amounts	Net Amounts
		Offset in the	Presented in the
	Gross Amounts of	Statement of	Statement of
	Recognized Liabilities	Financial Condition	Financial Condition
Liabilities
Futures contracts(1)
Newedge USA, LLC	$(1,301,942)	$766,300	$(535,642)
ADM Investor Services, Inc.	(206,693)	150,603	(56,090)
Total liabilities	$(1,508,635)	$916,903	$(591,732)

Within the statements of financial condition, the fair value of futures contracts is included in unrealized (loss) on open futures contracts, net. The cash and other property (for example, U.S. Treasury bills) held by each counterparty at December 31, 2014 and 2013 exceeds the net derivatives liability at such counterparty.

The following presents the Partnership’s derivative trading results and information related to the volume of the Partnership’s derivative activity for the years ended December 31, 2014 and 2013. The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the statements of operations.

_________________

(1)	See Note 7. for the fair value of each type of contract within this category.

AIS FUTURES FUND IV L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 8.	DERIVATIVES (CONTINUED)

	Year Ended December 31, 2014			Year Ended December 31, 2013
	Trading Gains (Losses)			Trading Gains (Losses)
		Change in	Number of		Change in	Number of
Futures Contracts	Realized	Unrealized	Contracts Closed	Realized	Unrealized	Contracts Closed
Agricultural	$(1,810,153)	56,090	2,368	$(5,233,458)	$1,778,737	4,005
Currencies	(1,110,467)	331,125	1,256	248,118	(802,720)	1,795
Energy	(2,483,463)	99,519	2,929	3,398,159	(797,354)	4,312
Interest rates	(1,457,128)	(490,611)	490	(288,348)	490,611	581
Metals	(1,475,292)	492,884	1,340	(12,192,340)	1,935,243	1,633
Stock index	(3,451,393)	22,875	1,492	(3,862,661)	0	1,793
Total futures contracts	(11,787,896)	511,882		(17,930,530)	2,604,517
Options on Futures Contracts
Interest rates	38,391	0	27	0	0	0
Metals	(8,510)	0	23	0	0	0
Stock index	0	0	0	(99,000)	0	220
Total options on futures
contracts	29,881	0		(99,000)	0

Total	$(11,758,015)	$511,882		$(18,029,530)	$2,604,517

The number of contracts closed represents the number of contracts closed during the years ended December 31, 2014 and 2013 in the applicable category.

Note 9.	MARKET AND CREDIT RISKS

The Partnership engages in the speculative trading of futures contracts and options on futures contracts. The Partnership is exposed to both market risk, the risk arising from changes in the fair value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

Purchase and sale of futures and options on futures contracts requires margin deposits with the futures brokers. Additional deposits may be necessary for any loss on contract fair value. The Commodity Exchange Act requires a futures broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury bills) deposited with a futures broker are considered commingled with all other customer funds subject to the futures broker’s segregation requirements. In the event of a futures broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited. The net fair value of the Partnership’s assets deposited with Jefferies LLC, Newedge USA, LLC and ADM Investor Services, Inc. is $1,866,575, $0, and $5,000, respectively, at December 31, 2014, and $0, $8,210,562 and $3,537,365, respectively, at December 31, 2013.

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

In addition to the cash at the securities broker, the Partnership maintains its cash in bank deposit accounts at Wells Fargo Bank, N.A. and affiliates. Such accounts may, at times, exceed federally insured limits. In the event of a financial institution’s insolvency, recovery of cash on deposit may be limited to account insurance or other protection afforded such deposits.

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

The following information presents the financial highlights for Series A and C Limited Partners of the Partnership for the years ended December 31, 2014 and 2013. This information has been derived from information presented in the financial statements.

	2014		2013
	Series A	Series C	Series A	Series C
Total return for Limited Partners
Total return before General Partner Profit Share allocation	(37.72)%	(36.68)%	(27.47)%	(26.25)%
General Partner Profit Share allocation(1)	0.00%	0.00%	0.08%	0.09%
Total return after General Partner Profit Share allocation	(37.72)%	(36.68)%	(27.39)%	(26.16)%

Supplemental Data for Limited Partners

Ratios to average net asset value:(2)
Expenses, excluding General Partner Profit Share allocation	4.69%	3.11%	4.54%	2.93%
General Partner Profit Share allocation	0.00%	0.00%	0.00%	0.00%

Total expenses	4.69%	3.11%	4.54%	2.93%

Net investment (loss)(3)	(4.65)%	(3.06)%	(4.47)%	(2.86)%

The total returns and ratios are presented for Series A and C Limited Partners taken as a whole. An individual Limited Partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of their subscriptions and redemptions and different fee arrangements for certain Limited Partners.

The total returns and ratios exclude the effects of any 2% upfront selling commissions charged by Selling Agents.

(1)	The positive effect on the 2013 total return by the General Partner Profit Share allocation is due to a significant reversal of the allocation during the 2013 year.
(2)	The ratios of expenses and net investment (loss) to average net asset value do not include brokerage commissions.
(3)	The net investment (loss) is comprised of interest income less total expenses, excluding brokerage commissions and the General Partner Profit Share allocation.

