Form 10-Q
period 2015-03-31
AIS FUTURES FUND IV LP
filed 2015-05-12
CIK 1023453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

AIS FUTURES FUND IV L.P.

STATEMENTS OF FINANCIAL CONDITION

March 31, 2015 (Unaudited) and December 31, 2014 (Audited)

	March 31,	December 31,
	2015	2014
ASSETS
Equity in futures broker trading accounts
Cash	$660,322	$451,333
United States government securities	499,900	1,499,965
Unrealized (loss) on open futures contracts, net	(44,993)	(79,850)
Interest receivable	117	127

Deposits with futures brokers	1,115,346	1,871,575

Cash and cash equivalents	2,289,514	1,853,597
United States government securities	14,499,233	15,999,450

Total assets	$17,904,093	$19,724,622

LIABILITIES
Accounts payable	$96,347	$92,533
Commissions and other trading fees on open contracts payable	1,032	864
Management fee payable	28,494	31,532
Selling agent administrative and service fee payable	44,053	48,468
Redemptions payable	3,342,373	700,728

Total liabilities	3,512,299	874,125

PARTNERS’ CAPITAL (Net Asset Value)
Limited Partners - Series A	14,225,468	18,597,512
Limited Partners - Series B	133,949	138,271
Limited Partners - Series C	32,377	114,714

Total partners’ capital (Net Asset Value)	14,391,794	18,850,497

Total liabilities and partners’ capital (Net Asset Value)	$17,904,093	$19,724,622

See accompanying notes.

AIS FUTURES FUND IV L.P.

CONDENSED SCHEDULE OF INVESTMENTS

March 31, 2015 (Unaudited)

UNITED STATES GOVERNMENT SECURITIES*
Face Value	Maturity Date	Description	Fair Value	% of Net Asset Value

$5,000,000	04/16/15	U.S. Treasury Bills	$4,999,937	34.74%
9,500,000	06/18/15	U.S. Treasury Bills	9,499,296	66.01%
500,000	07/09/15	U.S. Treasury Bills	499,900	3.47%

		Total United States government securities (cost - $14,997,737)	$14,999,133	104.22%

LONG FUTURES CONTRACTS**

Description	Fair Value	% of Net Asset Value

Currencies	$(48,531)	(0.34)%
Energy	(20,512)	(0.14)%
Metals	24,050	0.17%

Total long futures contracts	$(44,993)	(0.31)%

*	Includes $500,000 face value with a fair value of $499,900 pledged as collateral for the trading of futures and options on futures contracts.
**	No individual futures contract or options on futures contracts position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

See accompanying notes.

AIS FUTURES FUND IV L.P.

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2014 (Audited)

UNITED STATES GOVERNMENT SECURITIES*
Face Value	Maturity Date	Description	Fair Value	% of Net Asset Value
$11,000,000	01/08/15	U.S. Treasury Bills	$10,999,911	58.35%
1,000,000	03/05/15	U.S. Treasury Bills	999,946	5.31%
500,000	04/09/15	U.S. Treasury Bills	499,973	2.65%
5,000,000	04/16/15	U.S. Treasury Bills	4,999,585	26.52%

		Total United States government securities (cost - $17,497,084)	$17,499,415	92.83%

LONG FUTURES CONTRACTS**

Description	Fair Value	% of Net Asset Value

Metals	$(102,725)	(0.54)%

SHORT FUTURES CONTRACTS**

Description	Fair Value	% of Net Asset Value

Stock Index	$22,875	0.12%

Total futures contracts	$(79,850)	(0.42)%

*	Includes $1,500,000 face value with a fair value of $1,499,965 pledged as collateral for the trading of futures and options on futures contracts.
**	No individual futures contract or options on futures contracts position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented

See accompanying notes.

AIS FUTURES FUND IV L.P.

STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2015 and 2014 (Unaudited)

	Three Months Ended
	March 31,
	2015	2014
TRADING GAINS (LOSSES)
Realized	$(560,905)	$1,498,564
Change in unrealized	34,857	2,343,506
Brokerage commissions	(3,854)	(25,370)

Total gain (loss) from trading	(529,902)	3,816,700

NET INVESTMENT (LOSS)
Income
Interest income	1,497	5,767

Expenses
Selling agent administrative and service fee	110,722	237,859
Management fee	89,637	203,513
Operating expenses	37,000	50,124

Total expenses	237,359	491,496

Net investment (loss)	(235,862)	(485,729)

NET INCOME (LOSS)	(765,764)	3,330,971

Less: General Partner Profit Share allocation	0	1,462

Net income (loss) for pro rata allocation to all partners	$(765,764)	$3,329,509

See accompanying notes.

AIS FUTURES FUND IV L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)

For the Three Months Ended March 31, 2015 and 2014 (Unaudited)

	Partners’ Capital
	Series B -	Series A -	Series B -	Series C -
	General	Limited	Limited	Limited
	Partner	Partners	Partners	Partners	Total
Balances at December 31, 2014	$0	$18,597,512	$138,271	$114,714	$18,850,497

Net income (loss) for the three months ended March 31, 2015:
General Partner Profit Share allocation	0	0	0	0	0
Pro rata allocation to all partners	0	(761,979)	(4,322)	537	(765,764)

Subscriptions	0	0	0	0	0

Redemptions	0	(3,610,065)	0	(82,874)	(3,692,939)

Balances at March 31, 2015	$0	$14,225,468	$133,949	$32,377	$14,391,794

Balances at December 31, 2013	$0	$39,218,336	$249,046	$274,394	$39,741,776

Net income for the three months ended March 31, 2014:
General Partner Profit Share allocation	0	0	0	0	0
Pro rata allocation to all partners	0	3,280,430	24,316	24,763	3,329,509

Subscriptions	0	50,000	0	0	50,000

Redemptions	0	(1,894,257)	0	(146,326)	(2,040,583)

Balances at March 31, 2014	$0	$40,654,509	$273,362	$152,831	$41,080,702

See accompanying notes.

AIS FUTURES FUND IV L.P.

NOTES TO FINANCIAL STATEMENTS

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	General Description of the Partnership

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

C.	Cash and Cash equivalents

Cash and cash equivalents includes cash and an investment held in a money market mutual fund at Wells Fargo Bank, N.A. and affiliates. Interest income includes interest-equivalent dividends on the money market mutual fund. There were no investments in the money market mutual fund as of December 31, 2014.

D.	Futures Contracts and Options on Futures Contracts

Futures contracts and options on futures contracts transactions are recorded on the trade date and open contracts are reflected at fair value, based on the primary exchange’s closing price. Gains or losses are realized when contracts are liquidated. The Partnership presents unrealized gains and unrealized losses on open futures contracts (the difference between contract trade price and quoted market price) as a net amount in the statement of financial condition, as there exists a right of offset of unrealized gains and losses. Any change in net unrealized gain or loss from the preceding period is reported in the statements of operations. Brokerage commissions on futures contracts and options on futures contracts include other trading fees and are charged to expense when contracts are opened.

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

The Partnership applies the provisions of Codification Topic 740, Income Taxes, which prescribe the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. This accounting standard requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax expense in the current year. The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense. The General Partner has concluded there is no tax expense or interest expense related to uncertainties in income tax positions for the three months ended March 31, 2015 and 2014.

G.	Foreign Currency Transactions

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

H.	Capital Accounts

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

I.	Redemptions

Limited Partners may require the Partnership to redeem some or all of their capital upon ten days prior written notice. The ten days prior written notice may be waived at the discretion of the General Partner. Partner redemptions are recorded on their effective date, which is generally the last day of the month.

J.	Interim Financial Statements

The financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP may be omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary that were of a normal and recurring nature and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three months ended March 31, 2015 and 2014 are not necessarily indicative of the results to be expected for the full year or for any other period.

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Form 10-K previously filed with the Securities and Exchange Commission.

AIS FUTURES FUND IV L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 2.	GENERAL PARTNER

AIS Capital Management, L.P. is the General Partner and commodity trading advisor of the Partnership, which conducts and manages the business and trading activities of the Partnership.

The Limited Partnership Agreement provides for the General Partner to receive a monthly Management Fee equal to 1/12 of 2% (2% annually) of each Series A Limited Partner’s month-end Net Assets, as defined and 1/12 of 2.7% (2.7% annually) of each Series C Limited Partner’s month-end Net Assets, as defined. The General Partner also receives a Profit Share allocation equal to 20% of any New Trading Profit, as defined, attributable to each Series A and C Limited Partner’s Interest achieved as of each calendar year-end or upon redemption. For the three months ended March 31, 2015 and 2014, the Management Fees charged to Series A and Series C Limited Partners were $89,154 and $483, and $201,581 and $1,932, respectively.

During the three months ended March 31, 2015, certain Series A Limited Partners were charged Management Fees at a rate lower than described above, to offset the effect of the additional 1.5% per annum Selling Agent Administrative and Service Fee described in Note 3. Accordingly, for the three months ended March 31, 2015, Management Fees were reduced by approximately $3,004. For the three months ended March 31, 2014, there were no Series A Limited Partners that were charged the additional 1.5% per annum Service Fee. Accordingly, there was no reduction in Management Fees that occurred during the three months ended March 31, 2014.

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

In the event the Service Fee is no longer payable to a Selling Agent, the relevant Series A Limited Partner who was solicited by such Selling Agent will no longer be charged the Service Fee and such Series A Interests may be transferred to Series C Interests. For the three months ended March 31, 2015 and 2014, no transfers to Series C Interests from Series A Interests occurred in relation to Series A Limited Partners that were no longer subject to a Service Fee. For the three months ended March 31, 2015 and 2014, certain Series A Limited Partners were not subject to the Service Fee.

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

Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. A selling commission of up to 2% of the subscription amount may be deducted from the subscription proceeds and paid to the applicable Selling Agent, if any. For the three months ended March 31, 2015 and 2014, there were no selling commissions charged to Series A Limited Partners. Series A Limited Partner subscriptions, as presented in the statements of changes in partners’ capital (net asset value), are net of such selling commissions, if any.

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive partial or full redemption of their capital account as of the close of business on the last business day of any month, subject to restrictions in the Limited Partnership Agreement.

Note 5.	DEPOSITS WITH FUTURES BROKERS

The Partnership deposits funds with Jefferies LLC and ADM Investor Services, Inc. subject to Commodity Futures Trading Commission regulations and various exchange and futures broker requirements. Margin requirements are satisfied by the deposit of U.S. government securities and cash with such futures brokers. Accordingly, assets used to meet margin and other futures broker or regulatory requirements are partially restricted. The Partnership earns interest income on credit balances and pays interest on debit balances with the futures brokers.

Note 6.	DEPOSITS WITH SECURITIES BROKER

The Partnership deposits cash and U.S. government securities with Wells Fargo Advisors, LLC, subject to Securities and Exchange Commission regulations and securities broker requirements. Margin requirements are satisfied by the deposit of cash and securities with such securities broker. Accordingly, assets used to meet margin and other securities broker or regulatory requirements are partially restricted. The Partnership earns interest on credit balances and pays interest on debit balances with the securities broker. The fair value of the Partnership’s U.S. Treasury Bills held at the securities broker totaled $0 and $15,999,450 at March 31, 2015 and December 31, 2014, respectively. The fair value of the Partnership’s cash held at the securities broker totaled $0 and $1,759,117 at March 31, 2015 and December 31, 2014, respectively.

Note 7.	FAIR VALUE

Fair value, as defined in the Fair Value Measurement Topic of the Codification, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy, as set forth in the Fair Value Measurement Topic of the Codification, prioritizes the inputs to valuation techniques used to measure fair value into three broad levels: quoted market prices in active markets for identical assets or liabilities (Level 1); inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (Level 2); and unobservable inputs for an asset or liability (Level 3). If the inputs used to measure a financial instrument fall within different levels of the fair value hierarchy, the categorization is based on the lowest level input that is significant to the measurement of that financial instrument. The Partnership recognizes transfers between fair value hierarchy levels, if any, at the beginning of the reporting period. There were no transfers between levels during the three months ended March 31, 2015 and during the year ended December 31, 2014.

For U.S. government securities, which are categorized as Level 2 fair value measurements at March 31, 2015 and December 31, 2014, fair value is determined as cost plus accrued interest, which represents an income approach to fair value measurement.

AIS FUTURES FUND IV L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 7.	FAIR VALUE (CONTINUED)

The following tables summarize the Partnership’s assets and liabilities accounted for at fair value at March 31, 2015 and December 31, 2014 using the fair value hierarchy. Fair value is presented on a gross basis even though certain assets and liabilities qualify for net presentation in the statements of financial condition.

	March 31, 2015
Description	Level 1	Level 2	Level 3	Total

Assets
Futures contracts
Metals	$63,639	$0	$0	$63,639

U.S. Treasury bills	0	14,999,133	0	14,999,133

Total assets	$63,639	$14,999,133	$0	$15,062,772
Liabilities
Futures contracts
Currencies	$(48,531)	$0	$0	$(48,531)
Energy	(20,512)	0	0	(20,512)
Metals	(39,589)	0	0	(39,589)

Total liabilities	$(108,632)	$0	$0	$(108,632)

	December 31, 2014
Description	Level 1	Level 2	Level 3	Total

Assets
Futures contracts
Stock Index	$22,875	$0	$0	$22,875

U.S. Treasury bills	0	17,499,415	0	17,499,415

Total assets	$22,875	$17,499,415	$0	$17,522,290

Liabilities
Futures contracts
Metals	$(102,725)	$0	$0	$(102,725)

AIS FUTURES FUND IV L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 8.	DERIVATIVES

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

The Partnership’s derivatives held at March 31, 2015 and December 31, 2014 are subject to netting agreements with the Partnership’s futures brokers which permit the Partnership to set off recognized assets and liabilities if certain conditions exist. The following tables present gross amounts of assets and liabilities which are offset in the statements of financial condition.

Offsetting of Derivative Assets and Liabilities
at March 31, 2015
		Gross Amounts	Net Amounts
		Offset in the	Presented in the
	Gross Amounts	Statement of	Statement of
	of Recognized	Financial	Financial
	Assets	Condition	Condition
Assets
Futures contracts(1)
Jefferies LLC	$63,639	$(63,639)	$ ─

Total assets	$63,639	$(63,639)	$ ─

		Gross Amounts	Net Amounts
		Offset in the	Presented in the
	Gross Amounts	Statement of	Statement of
	of Recognized	Financial	Financial
	Liabilities	Condition	Condition
Liabilities
Futures contracts(1)
Jefferies LLC	$(108,632)	$63,639	$(44,993)

Total liabilities	$(108,632)	$63,639	$(44,993)

(1)	See Note 7. for the fair value of each type of contract within this category

AIS FUTURES FUND IV L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 8.	DERIVATIVES (CONTINUED)

Offsetting of Derivative Assets and Liabilities
at December 31, 2014
		Gross Amounts	Net Amounts
		Offset in the	Presented in the
	Gross Amounts	Statement of	Statement of
	of Recognized	Financial	Financial
	Assets	Condition	Condition
Assets
Futures contracts(1)
Jefferies LLC	$22,875	$(22,875)	$ ─

Total assets	$22,875	$(22,875)	$ ─

		Gross Amounts	Net Amounts
		Offset in the	Presented in the
	Gross Amounts	Statement of	Statement of
	of Recognized	Financial	Financial
	Liabilities	Condition	Condition
Liabilities
Futures contracts(1)
Jefferies LLC	$(102,725)	$22,875	$(79,850)

Total liabilities	$(102,725)	$22,875	$(79,850)

Within the statements of financial condition, the fair value of futures contracts is included in unrealized (loss) on open futures contracts, net. The cash and other property (for example, U.S. Treasury bills) held by each counterparty at March 31, 2015 and December 31, 2014 exceeds the net derivatives liability at such counterparty.

The following presents the Partnership’s derivative trading results and information related to the volume of the Partnership’s derivative activity for the three months ended March 31, 2015 and 2014. The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the statements of operations.

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Trading Gains (Losses)			Trading Gains (Losses)
		Change in	Number of		Change in	Number of
Futures Contracts	Realized	Unrealized	Contracts Closed	Realized	Unrealized	Contracts Closed
Agricultural	$0	$0	0	$809,756	$2,699,049	702
Currencies	(10,073)	(48,531)	7	(746,666)	883,000	313
Energy	(30,476)	(20,512)	53	552,982	697,379	1,142
Interest rates	(74,219)	0	19	(440,263)	(550,736)	208
Metals	(96,713)	126,775	194	1,844,409	(1,045,179)	372
Stock index	(349,424)	(22,875)	187	(521,654)	(340,007)	544
Total futures contracts	$(560,905)	$34,857		$1,498,564	$2,343,506

The number of contracts closed represents the number of contracts closed during the periods ended March 31, 2015 and 2014 in the applicable category.

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

Purchase and sale of futures and options on futures contracts requires margin deposits with the futures brokers. Additional deposits may be necessary for any loss on contract fair value. The Commodity Exchange Act requires a futures broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury bills) deposited with a futures broker are considered commingled with all other customer funds subject to the futures broker’s segregation requirements. In the event of a futures broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited. The net fair value of the Partnership’s assets deposited with Jefferies LLC and ADM Investor Services, Inc. is $1,110,393 and $4,953, respectively, at March 31, 2015, and $1,866,575 and $5,000, respectively, at December 31, 2014.

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

In addition to the cash at the securities broker, the Partnership maintains cash and cash equivalents in bank deposit and safekeeping accounts at Wells Fargo Bank, N.A. and affiliates. Such accounts may, at times, exceed federally insured limits. In the event of a financial institution’s insolvency, recovery of cash on deposit may be limited to account insurance or other protection afforded such deposits. The Partnership also may maintain U.S. Treasury Bills in the safekeeping account. The fair value of the U.S. Treasury Bills held in such account was $14,499,233 and $0 at March 31, 2015 and December 31, 2014, respectively.

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

The following information presents the financial highlights for Series A and C Limited Partners of the Partnership for the three months ended March 31, 2015 and 2014. This information has been derived from information presented in the financial statements.

	Three Months Ended		Three Months Ended
	March 31, 2015		March 31, 2014
	Series A	Series C	Series A	Series C
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Total Return for Limited Partners(1)
Total return before General Partner Profit Share allocation	(4.17)%	(3.78)%	8.57%	9.02%
General Partner Profit Share allocation	0.00%	0.00%	0.00%	0.00%

Total return after General Partner Profit Share allocation	(4.17)%	(3.78)%	8.57%	9.02%

Supplemental Data

Ratios to average net asset value:(2)
Expenses, excluding General Partner Profit Share allocation(3)	5.08%	3.51%	5.00%	3.29%
General Partner Profit Share allocation(1)	0.00%	0.00%	0.00%	0.00%

Total expenses	5.08%	3.51%	5.00%	3.29%

Net investment (loss)(3),(4)	(5.05)%	(3.48)%	(4.95)%	(3.23)%

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

During its operations for the three months ended March 31, 2015, the Partnership experienced no significant periods of illiquidity in any of the numerous markets traded by the General Partner.

PART I – FINANCIAL INFORMATION (CONTINUED)

Results of Operations

Performance Summary

Three Months Ended March 31, 2015

During the first quarter of 2015, the Partnership experienced net realized and unrealized losses of $(529,902) from its trading operations, which is net of brokerage commissions of $3,854.  The Partnership incurred total expenses of $237,359, including $110,722 in Selling Agent Administrative and Service Fees, $89,637 in Management Fees (paid to the General Partner) and $37,000 in operating expenses.  The Partnership earned $1,497 in interest income and charged a General Partner Profit Share allocation of $0.  An analysis of trading gains and losses (not adjusted for any fees or expenses) by market sector is as follows

Sector	% Gain (Loss)

Stock Index	(1.91)%
Bonds	(0.41)%
Currency	(0.32)%
Energy	(0.31)%
Metals	0.09%
Grains	0.00%

The Partnership experienced a loss in the first quarter of 2015. A small gain was achieved with long positions in the metals. However, this was more than offset with losses from short positions in the S&P 500 and in U.S. Treasury bonds. In addition small losses occurred in long positions in the currencies and energy markets.

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

(b)           Not applicable.

(c)           Pursuant to the Partnership’s Limited Partnership Agreement, Limited Partners may withdraw all or part of their capital contributions and undistributed profits, if any, at the end of each calendar month.  The withdrawal by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners.  The following table summarizes the withdrawals by Limited Partners during the first calendar quarter of 2015:

Month	Withdrawal Amounts
January 31, 2015	$186,388
February 28, 2015	$164,178
March 31, 2015	$3,342,373

Item 3:  Defaults Upon Senior Securities

(a)           None.

(b)           None.

Item 4:  Mine Safety Disclosures

Not applicable.

Item 5:  Other Information

(a)           None.

(b)           Not applicable.

Item 6: Exhibits

The following exhibits are incorporated herein by reference as set forth below.

Exhibit Number	Description of Document
3.1*	Certificate of Formation of AIS Futures Fund IV L.P.
4.2**	Fourth Amended and Restated Limited Partnership Agreement of AIS Futures Fund IV L.P., dated as of March 1, 2008.

The following exhibits are included herewith.

Exhibit Number	Description of Document
31.01	Rule 13a-14(a)/15d-14(a) Certification
32.01	Section 1350 Certification

101 INS	Instance Document
101 SCH	Taxonomy Extension Schema
101 CAL	Taxonomy Extension Calculation Linkbase
101 DEF	Taxonomy Extension Definition Linkbase
101 LAB	Taxonomy Extension Label Linkbase
101 PRE	Taxonomy Extension Presentation Linkbase

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

Dated: May 12, 2015

AIS FUTURES FUND IV L.P.

By:	AIS CAPITAL MANAGEMENT, L.P.,

General Partner

By: /s/ John Hummel

Name:  John Hummel

Title:  Managing Principal (principal executive and principal financial officer)

