Form 10-Q
period 2015-06-30
AIS FUTURES FUND IV LP
filed 2015-08-12
CIK 1023453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

AIS FUTURES FUND IV L.P.
STATEMENTS OF FINANCIAL CONDITION
June 30, 2015 (Unaudited) and December 31, 2014 (Audited)

	June 30,	December 31,
	2015	2014
ASSETS
Equity in futures broker trading accounts
Cash	$980,867	$451,333
United States government securities	3,499,366	1,499,965
Unrealized (loss) on open futures contracts, net	(22,873)	(79,850)
Interest receivable (payable)	(176)	127

Deposits with futures brokers	$4,457,184	$1,871,575

Cash and cash equivalents	853,669	1,853,597
Interest receivable	633	0
United States government securities	4,998,522	15,999,450

Total assets	$10,310,008	$19,724,622

LIABILITIES
Accounts payable	$71,654	$92,533
Commissions and other trading fees on open contracts payable	1,776	864
Management fee payable	16,863	31,532
Selling agent administrative and service fee payable	26,385	48,468
Redemptions payable	246,038	700,728

Total liabilities	362,716	874,125

PARTNERS’ CAPITAL (Net Asset Value)
Limited Partners - Series A	$9,737,209	$18,597,512
Limited Partners - Series B	136,573	138,271
Limited Partners - Series C	73,510	114,714

Total partners’ capital (Net Asset Value)	9,947,292	18,850,497

Total liabilities and partners’ capital (Net Asset Value)	$10,310,008	$19,724,622

See accompanying notes.

AIS FUTURES FUND IV L.P.
CONDENSED SCHEDULE OF INVESTMENTS
June 30, 2015 (Unaudited)

UNITED STATES GOVERNMENT SECURITIES*

Face Value	Maturity Date	Description	Fair Value	% of Net Asset Value

$500,000	07/09/15	U.S. Treasury Bills	$499,991	5.03%
5,000,000	10/15/15	U.S. Treasury Bills	4,998,959	50.26%
3,000,000	12/17/15	U.S. Treasury Bills	2,998,938	30.15%

		Total United States government securities (cost - $8,496,910)	$8,497,888	85.44%

LONG FUTURES CONTRACTS**

Description	Fair Value	% of Net Asset Value

Currencies	$(7,191)	(0.07)%
Energy	(75,804)	(0.76)%
Metals	(96,624)	(0.97)%

Total long futures contracts	$(179,619)	(1.80)%

SHORT FUTURES CONTRACTS**

No. of Contracts	Description	Fair Value	% of Net Asset Value

35	Interest Rates (U.S. Treasury Bond, expires 9/2015)	$82,610	0.83%
	Stock Index	74,136	0.74%
	Total short futures contracts	$156,746	1.57%

	Total futures contracts	$(22,873)	(0.23)%

*	Includes $3,500,000 face value with a fair value of $3,499,366 pledged as collateral for the trading of futures and options on futures contracts.
**	No individual futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, except for the short interest rate futures contracts, the number of contracts and expiration dates are not presented.

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

See accompanying notes.

AIS FUTURES FUND IV L.P.

STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended June 30, 2015 and 2014 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
TRADING GAINS (LOSSES)
Realized	$324,221	$1,460,527	$(236,684)	$2,959,091
Change in unrealized	22,120	(1,501,056)	56,977	842,450
Brokerage commissions	(4,330)	(18,417)	(8,184)	(43,787)

Total gain (loss) from trading	$342,011	$(58,946)	$(187,891)	$3,757,754

NET INVESTMENT (LOSS)
Income
Interest income	$1,831	$4,551	$3,328	$10,318

Expenses
Selling agent administrative and service fee	$76,857	$233,805	$187,579	$471,664
Management fee	64,144	199,717	153,781	403,230
Operating expenses	27,250	40,191	64,250	90,315

Total expenses	$168,251	$473,713	$405,610	$965,209

Net investment (loss)	$(166,420)	$(469,162)	$(402,282)	$(954,891)

NET INCOME (LOSS)	$175,591	$(528,108)	$(590,173)	$2,802,863

Less: General Partner Profit Share allocation	$0	$(220)	$0	$1,242

Net income (loss) for pro rata allocation to all partners	$175,591	$(527,888)	$(590,173)	$2,801,621

See accompanying notes.

AIS FUTURES FUND IV L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Six Months Ended June 30, 2015 and 2014 (Unaudited)

	Partners’ Capital
	Series B -	Series A -	Series B -	Series C -
	General	Limited	Limited	Limited
	Partner	Partners	Partners	Partners	Total

Balances at December 31, 2014	$0	$18,597,512	$138,271	$114,714	$18,850,497
Transfers	0	(40,209)	0	40,209	0
Net income (loss) for the six months ended June 30, 2015:
General Partner Profit Share allocation	0	0	0	0	0
Pro rata allocation to all partners	0	(589,936)	(1,698)	1,461	(590,173)

Subscriptions	0	2,000	0	0	2,000

Redemptions	0	(8,232,158)	0	(82,874)	(8,315,032)

Balances at June 30, 2015	$0	$9,737,209	$136,573	$73,510	$9,947,292

Balances at December 31, 2013	$0	$39,218,336	$249,046	$274,394	$39,741,776

Transfers	0	(90,822)	0	90,822	0
Net income for the six months ended June 30, 2014:
General Partner Profit Share allocation	0	0	0	0	0
Pro rata allocation to all partners	0	2,756,739	23,836	21,046	2,801,621

Subscriptions	0	50,000	0	0	50,000

Redemptions	0	(4,194,486)	(40,000)	(234,726)	(4,469,212)

Balances at June 30, 2014	$0	$37,739,767	$232,882	$151,536	$38,124,185

See accompanying notes.

AIS FUTURES FUND IV L.P.

NOTES TO FINANCIAL STATEMENTS

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	General Description of the Partnership

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

D.	Futures Contracts and Options on Futures Contracts

Futures contracts and options on futures contracts transactions are recorded on the trade date and open contracts are reflected at fair value, based on the primary exchange’s closing price. Gains or losses are realized when contracts are liquidated. The Partnership presents unrealized gains and unrealized losses on open futures contacts (the difference between contract trade price and quoted market price) as a net amount in the statement of financial condition, as there exists a right of offset of unrealized gains and losses. Any change in net unrealized gain or loss from the preceding period is reported in the statements of operations. Brokerage commissions on futures contracts and options on futures contracts include other trading fees and are charged to expense when contracts are opened.

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

The Partnership applies the provisions of Codification Topic 740, Income Taxes, which prescribe the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. This accounting standard requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax expense in the current year. The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense. The General Partner has concluded there is no tax expense or interest expense related to uncertainties in income tax positions for the three or six months ended June 30, 2015 and 2014.

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

The financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP may be omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary that were of a normal and recurring nature and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three and six months ended June 30, 2015 and 2014 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

The Limited Partnership Agreement provides for the General Partner to receive a monthly Management Fee equal to 1/12 of 2% (2% annually) of each Series A Limited Partner’s month-end Net Assets, as defined, and 1/12 of 2.7% (2.7% annually) of each Series C Limited Partner’s month-end Net Assets, as defined. The General Partner also receives a Profit Share allocation equal to 20% of any New Trading Profit, as defined, attributable to each Series A and C Limited Partner’s Interest achieved as of each calendar year-end or upon redemption. The Management Fees charged to Series A Limited Partners were $63,639 and $152,793 for the three and six months ended June 30, 2015, respectively, and $198,286 and $399,867 for the three and six months ended June 30, 2014, respectively. The Management Fees charged to Series C Limited Partners were $505 and $988 for the three and six months ended June 30, 2015, respectively, and $1,431 and $3,363 for the three and six months ended June 30, 2014, respectively.

During the three and six months ended June 30, 2015, certain Series A Limited Partners were charged Management Fees at a rate lower than described above, to offset the effect of the additional 1.5% per annum Selling Agent Administrative and Service Fee described in Note 3. Accordingly, for the three and six months ended June 30, 2015, Management Fees were reduced by approximately $1,491 and $4,495, respectively. For the three and six months ended June 30, 2014, there were no Series A Limited Partners that were charged the additional 1.5% per annum Service Fee. Accordingly, there was no reduction in Management Fees that occurred during the three or six months ended June 30, 2014.

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

In the event the Service Fee is no longer payable to a Selling Agent, the relevant Series A Limited Partner who was solicited by such Selling Agent will no longer be charged the Service Fee and such Series A Interests may be transferred to Series C Interests. During the six months ended June 30, 2015 and 2014, there were $40,209 and $90,822, respectively, in transfers to Series C Interests from Series A Interests which occurred in relation to Series A Limited Partners that were no longer subject to a Service Fee. For the three and six months ended June 30, 2015 and 2014, certain Series A Limited Partners were not subject to the Service Fee.

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

Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. A selling commission of up to 2% of the subscription amount may be deducted from the subscription proceeds and paid to the applicable Selling Agent, if any. For the three and six months ended June 30, 2015 and 2014, there were no selling commissions charged to Series A Limited Partners. Series A Limited Partner subscriptions, as presented in the statements of changes in partners’ capital (net asset value), are net of such selling commissions, if any.

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive partial or full redemption of their capital account as of the close of business on the last business day of any month, subject to restrictions in the Limited Partnership Agreement.

Note 5.	DEPOSITS WITH FUTURES BROKERS

The Partnership deposits funds with Interactive Brokers, LLC, Jefferies LLC and ADM Investor Services, Inc. subject to Commodity Futures Trading Commission regulations and various exchange and futures broker requirements. Margin requirements are satisfied by the deposit of U.S. government securities and cash with such futures brokers. Accordingly, assets used to meet margin and other futures broker or regulatory requirements are partially restricted. The Partnership earns interest income on credit balances and pays interest on debit balances with the futures brokers.

Note 6.	DEPOSITS WITH SECURITIES BROKER

The Partnership deposits cash and U.S. government securities with Wells Fargo Advisors, LLC, subject to Securities and Exchange Commission regulations and securities broker requirements. Margin requirements are satisfied by the deposit of cash and securities with such securities broker. Accordingly, assets used to meet margin and other securities broker or regulatory requirements are partially restricted. The Partnership earns interest income on credit balances and pays interest on debit balances with the securities broker. The fair value of the Partnership’s U.S. Treasury Bills held at the securities broker totaled $0 and $15,999,450 at June 30, 2015 and December 31, 2014, respectively. The fair value of the Partnership’s cash held at the securities broker totaled $0 and $1,759,117 at June 30, 2015 and December 31, 2014, respectively.

AIS FUTURES FUND IV L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 7.	FAIR VALUE

Fair value, as defined in the Fair Value Measurement Topic of the Codification, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy, as set forth in the Fair Value Measurement Topic of the Codification, prioritizes the inputs to valuation techniques used to measure fair value into three broad levels: quoted market prices in active markets for identical assets or liabilities (Level 1); inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (Level 2); and unobservable inputs for an asset or liability (Level 3). If the inputs used to measure a financial instrument fall within different levels of the fair value hierarchy, the categorization is based on the lowest level input that is significant to the measurement of that financial instrument. The Partnership recognizes transfers between fair value hierarchy levels, if any, at the beginning of the reporting period. There were no transfers between levels during the six months ended June 30, 2015 and during the year ended December 31, 2014.

For U.S. government securities, which are categorized as Level 2 fair value measurements at June 30, 2015 and December 31, 2014, fair value is determined as cost plus accrued interest, which represents an income approach to fair value measurement.

The following tables summarize the Partnership’s assets and liabilities accounted for at fair value at June 30, 2015 and December 31, 2014 using the fair value hierarchy. Fair value is presented on a gross basis even though certain assets and liabilities qualify for net presentation in the statements of financial condition.

AIS FUTURES FUND IV L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 7.	FAIR VALUE (CONTINUED)

	June 30, 2015
Description	Level 1	Level 2	Level 3	Total
Assets
Futures contracts
Currencies	$14,477	$0	$0	$14,477
Energy	13,587	0	0	13,587
Interest rates	82,610	0	0	82,610
Stock indices	74,136	0	0	74,136
Total futures contracts	184,810	0	0	184,810
U.S. Treasury bills	0	8,497,888	0	8,497,888
Total assets	$184,810	$8,497,888	$0	$8,682,698
Liabilities
Futures contracts
Currencies	$(21,668)	$0	$0	$(21,668)
Energy	(89,391)	0	0	(89,391)
Metals	(96,624)	0	0	(96,624)
Total liabilities	$(207,683)	$0	$0	$(207,683)

	December 31, 2014
Description	Level 1	Level 2	Level 3	Total
Assets
Futures contracts
Stock Index	$22,875	$0	$0	$22,875

U.S. Treasury bills	0	17,499,415	0	17,499,415
Total assets	$22,875	$17,499,415	$0	$17,522,290
Liabilities
Futures contracts
Metals	$(102,725)	$0	$0	$(102,725)

Note 8.	DERIVATIVES

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

The Partnership’s derivatives held at June 30, 2015 and December 31, 2014 are subject to netting agreements with the Partnership’s futures brokers which permit the Partnership to set off recognized assets and liabilities if certain conditions exist. The following tables present gross amounts of assets and liabilities which are offset in the statements of financial condition.

	Offsetting of Derivative Assets and Liabilities
	At June 30, 2015
		Gross Amounts	Net Amounts
		Offset in the	Presented in the
	Gross Amounts of	Statement of	Statement of
Assets	Recognized Assets	Financial Condition	Financial Condition
Futures contracts(1)
Interactive Brokers, LLC	$184,810	$(184,810)	$-
Total assets	$184,810	$(184,810)	$-

		Gross Amounts	Net Amounts
	Gross Amounts of	Offset in the	Presented in the
	Recognized	Statement of	Statement of
Liabilities	Liabilities	Financial Condition	Financial Condition
Futures contracts(1)
Interactive Brokers, LLC	$(207,683)	$184,810	$(22,873)
Total liabilities	$(207,683)	$184,810	$(22,873)

	Offsetting of Derivative Assets and Liabilities
	At December 31, 2014
		Gross Amounts	Net Amounts
		Offset in the	Presented in the
	Gross Amounts of	Statement of	Statement of
Assets	Recognized Assets	Financial Condition	Financial Condition
Futures contracts(1)
Jefferies LLC	$22,875	$(22,875)	$-
Total assets	$22,875	$(22,875)	$-

		Gross Amounts	Net Amounts
	Gross Amounts of	Offset in the	Presented in the
	Recognized	Statement of	Statement of
Liabilities	Liabilities	Financial Condition	Financial Condition
Futures contracts(1)
Jefferies LLC	$(102,725)	$22,875	$(79,850)
Total liabilities	$(102,725)	$22,875	$(79,850)

Within the statements of financial condition, the fair value of futures contracts is included in unrealized (loss) on open futures contracts, net. The cash and other property (for example, U.S. Treasury bills) held by each counterparty at June 30, 2015 and December 31, 2014 exceeds the net derivatives liability at such counterparty.

The following presents the Partnership’s derivative trading results and information related to the volume of the Partnership’s derivative activity for the three and six months ended June 30, 2015 and 2014. The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the statements of operations.

(1)       See Note 7. for the fair value of each type of contract within this category

AIS FUTURES FUND IV L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 8.	DERIVATIVES (CONTINUED)

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Trading Gains (Losses)			Trading Gains (Losses)
		Change in	Number of		Change in	Number of
Futures Contracts	Realized	Unrealized	Contracts Closed	Realized	Unrealized	Contracts Closed
Agricultural	$0	$0	0	$1,789,133	$(3,748,943)	925
Currencies	(131,034)	41,340	252	1,012,025	(224,093)	303
Energy	748,706	(55,292)	322	1,683,261	(79,392)	802
Interest rates	(108,740)	82,610	77	(313,623)	10,030	70
Metals	(68,289)	(120,674)	294	(1,414,760)	2,563,410	378
Stock index	(116,422)	74,136	142	(1,333,900)	(22,068)	305
Total futures contracts	$324,221	$22,120		$1,422,136	$(1,501,056)
Options on Futures Contracts
Interest rates	0	0	0	38,391	0	27
Total	$324,221	$22,120		$1,460,527	$(1,501,056)

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Trading Gains (Losses)			Trading Gains (Losses)
		Change in	Number of		Change in	Number of
Futures Contracts	Realized	Unrealized	Contracts Closed	Realized	Unrealized	Contracts Closed
Agricultural	$0	$0	0	$2,598,889	$(1,049,894)	1,627
Currencies	(141,107)	(7,191)	259	265,359	658,907	616
Energy	718,230	(75,804)	375	2,236,243	617,987	1,944
Interest rates	(182,959)	82,610	96	(753,886)	(540,706)	278
Metals	(165,002)	6,101	488	429,649	1,518,231	750
Stock index	(465,846)	51,261	329	(1,855,554)	(362,075)	849
Total futures contracts	(236,684)	56,977		2,920,700	842,450
Options on Futures Contracts
Interest rates	0	0	0	38,391	0	27
Total	$(236,684)	$56,977		$2,959,091	$842,450

The number of contracts closed represents the number of contracts closed for the three and six months ended June 30, 2015 and 2014 in the applicable category.

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

Purchase and sale of futures and options on futures contracts requires margin deposits with the futures brokers. Additional deposits may be necessary for any loss on contract fair value. The Commodity Exchange Act requires a futures broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury bills) deposited with a futures broker are considered commingled with all other customer funds subject to the futures broker’s segregation requirements. In the event of a futures broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited. The net fair value of the Partnership’s assets deposited with Interactive Brokers, LLC, Jefferies LLC and ADM Investor Services, Inc. is $4,452,231, $0 and $4,953, respectively, at June 30, 2015, and $0, $1,866,575 and $5,000, respectively, at December 31, 2014.

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

In addition to the cash at the securities broker, the Partnership maintains its cash and cash equivalents in bank deposit and safekeeping accounts at Wells Fargo Bank, N.A. and affiliates. Such accounts may, at times, exceed federally insured limits. In the event of a financial institution’s insolvency, recovery of cash on deposit may be limited to account insurance or other protection afforded such deposits. The Partnership also may maintain U.S. Treasury Bills in the safekeeping account. The fair value of the U.S. Treasury Bills held in such account was $4,998,522 and $0 at June 30, 2015 and December 31, 2014, respectively.

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

The following information presents the financial highlights for Series A and C Limited Partners of the Partnership for the three and six months ended June 30, 2015 and 2014. This information has been derived from information presented in the financial statements.

AIS FUTURES FUND IV L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 11.	FINANCIAL HIGHLIGHTS (CONTINUED)

	Three months ended		Three months ended
	June 30, 2015		June 30, 2014
	Series A	Series C	Series A	Series C
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Total return for Limited Partners(1)
Total return before General Partner Profit Share allocation	0.87%	1.27%	(1.26)%	(0.85)%
General Partner Profit Share allocation	0.00%	0.00%	0.00%	0.00%
Total return after General Partner Profit Share allocation	0.87%	1.27%	(1.26)%	(0.85)%

Supplemental Data for Limited Partners
Ratios to average net asset value:(2)
Expenses, excluding General Partner Profit Share allocation(3)	5.14%	3.55%	4.76%	3.09%
General Partner Profit Share allocation(1)	0.00%	0.00%	0.00%	0.00%
Total expenses	5.14%	3.55%	4.76%	3.09%

Net investment (loss)(3), (4)	(5.08)%	(3.49)%	(4.71)%	(3.04)%

	Six months ended		Six months ended
	June 30, 2015		June 30, 2014
	Series A	Series C	Series A	Series C
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Total return for Limited Partners(1)
Total return before General Partner Profit Share allocation	(3.34)%	(2.55)%	7.20%	8.10%
General Partner Profit Share allocation	0.00%	0.00%	0.00%	0.00%
Total return after General Partner Profit Share allocation	(3.34)%	(2.55)%	7.20%	8.10%

Supplemental Data for Limited Partners
Ratios to average net asset value:(2)
Expenses, excluding General Partner Profit Share allocation(3)	5.10%	3.53%	4.88%	3.20%
General Partner Profit Share allocation(1)	0.00%	0.00%	0.00%	0.00%
Total expenses	5.10%	3.53%	4.88%	3.20%

Net investment (loss)(3), (4)	(5.06)%	(3.48)%	(4.83)%	(3.15)%

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

During its operations for the three and six months ended June 30, 2015, the Partnership experienced no significant periods of illiquidity in any of the numerous markets traded by the General Partner.

PART I – FINANCIAL INFORMATION (CONTINUED)

Results of Operations

Performance Summary

Three Months Ended June 30, 2015

During the second quarter of 2015, the Partnership experienced net realized and unrealized gains/(losses) of $342,011 from its trading operations, which is net of brokerage commissions of $4,330.  The Partnership incurred total expenses of $168,251, including $76,857 in Selling Agent Administrative and Service Fees, $64,144 in Management Fees (paid to the General Partner) and $27,250 in operating expenses.  The Partnership earned $1,831 in interest income and reversed $0 of previously accrued General Partner Profit Share allocation.  An analysis of trading gains and losses (not adjusted for any fees or expenses) by market sector is as follows:

Sector	% Gain (Loss)

Stock Index	(0.01)%
Bonds	0.15%
Currency	(0.50)%
Energy	4.61%
Metals	(2.00)%
Grains	0.00%

The Partnership was profitable in the second quarter of 2015. The largest gain came from long positions in energy, followed by a long position in the U.S. Treasury bonds. Losses occurred in long positions in gold and silver and to a lesser extent from long positions in Australian and Canadian dollars with a minimal loss from a short positon in the S&P500.

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

Six Months Ended June 30, 2015

During the six months ended June 30, 2015, the Partnership experienced net realized and unrealized gains/(losses) of $(187,891) from its trading operations, which is net of brokerage commissions of $8,184.  The Partnership incurred total expenses of $405,610, including $187,579 in Selling Agent Administrative and Service Fees, $153,781 in Management Fees (paid to the General Partner) and $64,250 in operating expenses.  The Partnership earned $3,328 in interest income and accrued a General Partner Profit Share allocation of $0.  An analysis of trading gains and losses (not adjusted for any fees or expenses) by market sector is as follows:

Sector	% Gain (Loss)

Stock Index	(1.92)%
Bonds	(0.26)%
Currency	(0.82)%
Energy	4.29%
Metals	(1.91)%
Grains	0.00%

The Partnership experienced a loss in the first six months of 2015. The largest loss was a result of a short position in the S&P500, followed by long positions in gold and silver, Australian and Canadian dollars, and a short position in U.S. Treasury bonds. Partially offsetting these was a gain in long energy positions.

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

(b)           Not applicable.

(c)           Pursuant to the Partnership’s Limited Partnership Agreement, Limited Partners may withdraw all or part of their capital contributions and undistributed profits, if any, at the end of each calendar month.  The withdrawal by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners.  The following table summarizes the withdrawals by Limited Partners during the second calendar quarter of 2015:

Month	Withdrawal Amounts
April 30, 2015	$(96,115)
May 31, 2015	$(4,279,940)
June 30, 2015	$(246,038)

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

Dated: August 12, 2015

AIS FUTURES FUND IV L.P.

By:	AIS CAPITAL MANAGEMENT, L.P.,

General Partner

By:	/s/ John Hummel
Name:	John Hummel
Title:	Managing Principal (principal executive and principal financial officer)

